Form 10-Q
period 2026-01-31
Hewlett Packard Enterprise Co
filed 2026-03-10
CIK 1645590

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	January 31, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Table of Content
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of March 3, 2026 was 1,326,854,089 shares, par value $0.01.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended January 31, 2026

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Table of Content
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “likely”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements regarding the ongoing integration of Juniper Networks, Inc., and any projections, estimates, or expectations of savings or synergy realizations in connection therewith; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, component costs, commodity shortage, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost saving actions and anticipated benefits to be realized if any; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions (including but not limited to the disposition of shares of H3C Technologies Co., Limited (“H3C”) and the receipt of proceeds therefrom), research and development expenditures, and any resulting benefits, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including artificial intelligence-related and other products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics (including but not limited to worldwide memory component shortages), uncertain global trade policies and/or restrictions, and demand for our products and services, and our actions to mitigate such impacts to our business; the scope and duration of geopolitical tensions, including but not limited to the ongoing conflict between Russia and Ukraine, instability and conflicts in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending litigation, investigations, claims, or disputes, including but not limited to the legal proceedings relating to the acquisition of Juniper Networks; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events and macroeconomic uncertainties); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, including inflation and rising commodity costs; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to the risks associated with the disposition of H3C shares and the receipt of proceeds therefrom and successful integration of Juniper Networks, Inc., including our ability to integrate and implement our plans and forecasts and realize our anticipated financial and operational benefits with respect to the consolidated business; the execution, timing, and results of any cost reduction actions, including estimates and assumptions related to the costs and anticipated benefits of implementing such actions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real

Table of Content
estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining certain financial metrics; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending litigation investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended January 31,
	2026	2025
	In millions, except per share amounts
Net Revenue:
Products	$5,861	$4,970
Services	3,245	2,698
Financing income	195	186
Total net revenue	9,301	7,854
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	4,089	3,762
Cost of services (exclusive of amortization shown separately below)	1,750	1,669
Financing cost	122	128
Research and development	744	475
Selling, general and administrative	1,698	1,268
Amortization of intangible assets	311	38
Transformation costs	—	15
Acquisition, disposition and other charges	117	66
Total costs and expenses	8,831	7,421
Earnings from operations	470	433
Interest and other, net	(54)	39
Gain on sale of a business	—	244
Earnings from equity interests	17	17
Earnings before provision for taxes	433	733
Benefit (provision) for taxes	19	(106)
Net earnings attributable to HPE	452	627
Preferred stock dividends	(29)	(29)
Net earnings attributable to common stockholders	$423	$598
Net Earnings Per Share Attributable to Common Stockholders:
Basic	$0.32	$0.45
Diluted	$0.31	$0.44
Weighted-average Shares Used to Compute Net Earnings Per Share:
Basic	1,334	1,316
Diluted	1,356	1,409

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended January 31,
	2026	2025
	In millions
Net earnings attributable to HPE	$452	$627
Other Comprehensive (Loss) Income, Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	1	(1)
	1	(1)
Change in Net Unrealized Components of Cash Flow Hedges:
Net unrealized (losses) gains arising during the period	(191)	270
Net losses (gains) reclassified into earnings	138	(213)
	(53)	57
Change in Unrealized Components of Defined Benefit Plans:
Amortization of net actuarial loss and prior service benefit	24	30
	24	30
Change in Cumulative Translation Adjustment:	—	(22)
Other Comprehensive (Loss) Income, Before Taxes	(28)	64
Benefit (Provision) for Taxes	4	(14)
Other Comprehensive (Loss) Income , Net of Taxes	(24)	50
Comprehensive Income	$428	$677

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	January 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$4,841	$5,773
Accounts receivable, net of allowances	4,931	5,290
Financing receivables, net of allowances	3,835	3,826
Inventory	6,913	6,352
Other current assets	4,683	3,753
Total current assets	25,203	24,994
Property, plant and equipment, net	5,911	6,002
Long-term financing receivables and other assets	13,801	13,817
Investments in equity interests	924	955
Goodwill	23,828	23,770
Intangible assets, net	6,101	6,368
Total assets	$75,768	$75,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$3,906	$4,609
Accounts payable	8,379	7,731
Employee compensation and benefits	1,375	1,871
Taxes on earnings	375	319
Deferred revenue	5,483	5,358
Other accrued liabilities	4,839	4,755
Total current liabilities	24,357	24,643
Long-term debt	17,705	17,756
Other non-current liabilities	8,872	8,753
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,328,922,107 and 1,318,292,428 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively)	13	13
Additional paid-in capital	30,126	30,234
Accumulated deficit	(2,593)	(2,811)
Accumulated other comprehensive loss	(2,772)	(2,748)
Total HPE stockholders' equity	24,774	24,688
Non-controlling interests	60	66
Total stockholders' equity	24,834	24,754
Total liabilities and stockholders' equity	$75,768	$75,906
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended January 31,
	2026	2025
	In millions
Cash Flows from Operating Activities:
Net earnings attributable to HPE	$452	$627
Adjustments to Reconcile Net Earnings Attributable to HPE to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	872	599
Stock-based compensation expense	216	154
Provision for inventory and credit losses	61	67
Cost reduction program	23	—
Deferred taxes on earnings	(151)	(2)
Earnings from equity interests	(17)	(17)
Gain on sale of a business	—	(244)
Dividends received from equity investees	51	—
H3C divestiture related severance costs	—	77
Amortization of inventory fair value adjustment	31	—
Other, net	23	60
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	274	91
Financing receivables	70	317
Inventory	(458)	(811)
Accounts payable	496	(264)
Taxes on earnings	86	49
Other assets and liabilities	(851)	(1,093)
Net cash provided by (used in) operating activities	1,178	(390)
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(569)	(528)
Proceeds from sale of property, plant and equipment	66	84
Purchases of equity investments	(4)	—
Proceeds from sale of available-for-sale securities and other investments	2	1
Financial collateral posted	(304)	—
Financial collateral received	16	210
Proceeds from sale of a business	—	210
Net cash used in investing activities	(793)	(23)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(3)	9
Proceeds from debt, net of issuance costs	126	105
Payment of debt	(917)	(486)
Net payments related to stock-based award activities	(173)	(169)
Repurchases of common stock	(158)	(52)
Cash dividends paid to preferred stockholders	(29)	(25)
Cash dividends paid to common stockholders	(190)	(171)
Other	(8)	(8)
Net cash used in financing activities	(1,352)	(797)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(43)
Change in cash, cash equivalents and restricted cash	(934)	(1,253)
Cash, cash equivalents and restricted cash at beginning of period	5,859	15,105
Cash, cash equivalents and restricted cash at end of period	$4,925	$13,852
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended January 31, 2026	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2025	1,318,292	$13	30,000	$30,234	$(2,811)	$(2,748)	$24,688	$66	$24,754
Net earnings attributable to HPE					452		452	2	454
Other comprehensive loss						(24)	(24)		(24)
Comprehensive income							428	2	430
Stock-based compensation expense				216			216		216
Tax withholding related to vesting of employee stock plans				(196)			(196)		(196)
Issuance of common stock in connection with employee stock plans and other	17,690			20	(1)		19		19
Repurchases of common stock	(7,060)			(148)	(14)		(162)		(162)
Dividends on preferred stock accrued/declared ($0.95 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.14 per share)					(190)		(190)	(8)	(198)
Balance as of January 31, 2026	1,328,922	$13	30,000	$30,126	$(2,593)	$(2,772)	$24,774	$60	$24,834

	Common Stock		Preferred Stock
For the three months ended January 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net earnings attributable to HPE					627		627	2	629
Other comprehensive income						50	50		50
Comprehensive income							677	2	679
Stock-based compensation expense				154			154		154
Tax withholding related to vesting of employee stock plans				(192)			(192)		(192)
Issuance of common stock in connection with employee stock plans and other	18,428			18	1		19		19
Repurchases of common stock	(2,295)			(48)	(2)		(50)		(50)
Dividend on preferred stock accrued / declared ($0.95 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)	(8)	(179)
Balance as of January 31, 2025	1,313,391	$13	30,000	$29,780	$(1,642)	$(2,927)	$25,224	$58	$25,282
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
Basis of Presentation and Consolidation
The Condensed Consolidated Financial Statements of the Company were prepared in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”). The Company’s unaudited Condensed Consolidated Financial Statements include the accounts of the Company and all subsidiaries and affiliates in which the Company has a controlling financial interest or is the primary beneficiary. All intercompany transactions and accounts within the consolidated businesses of the Company have been eliminated. Certain prior period financial statement amounts have been reclassified to conform to current period presentation. This interim information should be read in conjunction with the Consolidated Financial Statements for the fiscal year ended October 31, 2025 in HPE’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 18, 2025. The Condensed Consolidated Balance Sheet for October 31, 2025 was derived from audited financial statements.
Segment Realignment
Effective November 1, 2025, HPE implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & Artificial Intelligence (“AI”) and (ii) transferring the Telco and Instant On businesses from the Networking segment to the Corporate Investments and Other segment. As a result, the Company’s organizational structure consists of the following segments: (i) Cloud & AI; (ii) Networking; and (iii) Corporate Investments and Other. The Company has reflected these changes to its segment information retrospectively to the earliest period presented, which primarily resulted in the realignment of net revenue and operating profit for each of the segments as described above. These changes had no impact on HPE’s previously reported consolidated net revenue, net earnings, net earnings per share (“EPS”) or total assets. Refer to Note 2, “Segment Information” for further information.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in HPE’s Condensed Consolidated Financial Statements and accompanying notes. Actual results may differ materially from those estimates.
Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies described in Part II, Item 8, Note 1, “Overview and Summary of Significant Accounting Policies,” of the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Recently Enacted Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendment is effective for interim periods with annual reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In December 2025, the FASB issued guidance to establish the accounting for a government grant received by a business entity. The amendment is effective for annual and interim periods beginning after December 15, 2028, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

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
In December 2023, the FASB issued guidance to provide disaggregated income tax disclosures on the effective tax rate reconciliation and income taxes paid. The guidance is applicable to the Company’s annual filings beginning October 31, 2026. Adoption of this new guidance will result in increased disclosures in the “Taxes on Earnings” note in the Company’s Consolidated Financial Statements but will not impact the consolidated financial results.
Note 2: Segment Information
Hewlett Packard Enterprise's operations are organized into three segments for financial reporting purposes: Cloud & AI, Networking, and Corporate Investments and Other. Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), Antonio F. Neri, who is the President and Chief Executive Officer, uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The three segments are based on this structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
Networking develops and sells high-performance network and security products and services that empower customers of all sizes to build scalable, reliable, secure, agile, and efficient automated networks. HPE’s platforms are purpose-built using AI to deliver secure and sustainable user experiences from the edge to the data center and cloud. Networking’s solutions include hardware products such as Wi-Fi and private cellular access points; QFX, EX, and CX switches; MX and PTX routers; and gateways. Additionally, HPE provides software products, such as Mist and Aruba Central for cloud-based and on-premise management, network access control, software-defined wide area networking, network security, analytics and assurance, and private cellular core software. The Company also offers professional and support services and education and training programs, as well as as-a-service (“aaS”) and flexible consumption models through HPE GreenLake.
Cloud & AI includes server and storage offerings. The Cloud & AI server portfolio includes general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), AI, Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The Cloud & AI comprehensive storage portfolio offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. The storage product line includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving. Storage offerings also include the Company’s GreenLake Flex and software solutions. Financial services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from Hewlett Packard Enterprise and others.
Corporate Investments and Other includes the Advisory and Professional Services (“A & PS”) business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; Telco, Instant On, and Hewlett Packard Labs.
Segment Policy
Hewlett Packard Enterprise does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, H3C divestiture related severance costs, severance costs

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
associated with the cost reduction program, and acquisition, disposition and other charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Networking	Cloud & AI	Corporate Investments and Other	Total
		In millions
Three months ended January 31, 2026:
Total segment net revenue	$2,706	$6,334	$261	$9,301
Segment cost of sales	1,049	4,644	204	5,897
Segment operating expenses	1,017	1,045	69	2,131
Segment earnings (loss) from operations	$640	$645	$(12)	$1,273
Three months ended January 31, 2025(1):
Total segment net revenue	$1,076	$6,511	$267	$7,854
Segment cost of sales	395	4,944	202	5,541
Segment operating expenses	361	1,020	73	1,454
Segment earnings (loss) from operations	$320	$547	$(8)	$859

(1)     Effective at the beginning of the first quarter of fiscal 2026, HPE implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & AI and (ii) transferring the Telco and Instant On businesses to Corporate Investments and Other from Networking. The Company reflected these changes to its segment information retrospectively. These changes had no impact on Hewlett Packard Enterprise’s previously reported consolidated net revenue, net earnings, net earnings per share or total assets.
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2026	2025
	In millions
Earnings Before Taxes:
Total segment earnings from operations	$1,273	$859
Unallocated corporate costs and eliminations	(91)	(79)
Stock-based compensation expense	(216)	(154)
Amortization of intangible assets	(311)	(38)
Transformation costs	—	(15)
Gain on sale of a business	—	244
H3C divestiture related severance costs	—	(77)
Cost reduction program	(23)	—
Acquisition, disposition and other charges	(162)	(63)
Interest and other, net	(54)	39
Earnings from equity interests	17	17
Total earnings before provision for taxes	$433	$733

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended January 31,
	2026	2025
	In millions
Americas:
United States	$3,320	$2,518
Americas excluding United States	503	874
Total Americas	3,823	3,392
Europe, Middle East and Africa	3,487	2,680
Asia Pacific and Japan	1,991	1,782
Total consolidated net revenue	$9,301	$7,854
Disaggregation of Revenue
Net revenue disaggregated by segment and major product categories was as follows:

	For the three months ended January 31,
	2026	2025
	In millions
Networking
Campus & Branch	$1,227	$864
Data Center Networking	444	92
Security	255	119
Routing	780	1
Total	2,706	1,076
Cloud & AI
Server	4,232	4,348
Storage(1)	1,061	1,055
Financial Services	876	873
Other(2)	165	235
Total	6,334	6,511
Corporate Investments and Other	261	267
Total consolidated net revenue	$9,301	$7,854

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 3: Retirement Benefit Plans
The Company's net pension benefit credit for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended January 31,
	2026	2025
	In millions
Service cost	$15	$12
Interest cost(1)	93	89
Expected return on plan assets(1)	(156)	(149)
Amortization and Deferrals(1):
Actuarial loss	24	31
Prior service benefit	—	(1)
Total net benefit credit	$(24)	$(18)

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 4: Taxes on Earnings
Benefit (Provision) for Taxes
For the three months ended January 31, 2026 and 2025, the Company recorded income tax benefit of $19 million and income tax expense of $106 million, respectively, which reflects an effective tax rate of (4.4)% and 14.5%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21.0% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For the three months ended January 31, 2026, the Company recorded $85 million of net income tax benefits related to various items discrete to the period. The amount primarily included $67 million of net income tax benefits related to costs incurred as a result of the merger (which was inclusive of a $42 million net income tax benefit from the tax impact of integration transactions) and $22 million of net excess tax benefits related to stock-based compensation.
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
Uncertain Tax Positions
As of January 31, 2026 and October 31, 2025, the amount of unrecognized tax benefits was $482 million and $474 million, respectively, of which up to $336 million and $326 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Benefit (provision) for taxes in the Condensed Consolidated Statements of Earnings. As of January 31, 2026 and October 31, 2025, the Company had accrued $42 million, in both periods for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The Internal Revenue Service (“IRS”) is conducting audits of the Company's fiscal 2020 through 2022 U.S. federal income tax returns. During the first quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to the Company’s intercompany transfer pricing. The IRS is seeking to materially increase taxable income across the three fiscal years. However, the Company disagrees with the IRS’ adjustments and believes the positions taken on its tax returns are more likely than not to prevail on technical merits, and the Company will defend these positions through the IRS administrative processes, as necessary. Accordingly, no changes have been made to the Company’s reserves for uncertain tax positions in

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
fiscal 2026 relating to the IRS’ adjustments. Juniper Networks is no longer subject to U.S. federal tax audits for years prior to 2022 and is not currently under examination by the IRS for other tax years. The Company does not expect complete resolution of any IRS audit cycle within the next 12 months. With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. It is reasonably possible that certain foreign tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and other matters.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Deferred tax assets	$2,975	$2,952
Deferred tax liabilities	(404)	(473)
Deferred tax assets net of deferred tax liabilities	$2,571	$2,479
Note 5: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	January 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$4,841	$5,773
Restricted cash(1)	84	86
Total	$4,925	$5,859

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	January 31, 2026	October 31, 2025
	In millions
Purchased parts and fabricated assemblies	$4,929	$4,139
Finished goods	1,984	2,213
Total	$6,913	$6,352

Property, Plant and Equipment, net

	As of
	January 31, 2026	October 31, 2025
	In millions
Land	$309	$309
Internal use software	2,318	2,259
Buildings and leasehold improvements	2,056	2,075
Machinery and equipment, including equipment held for lease	8,025	7,987
Gross property, plant and equipment	12,708	12,630
Accumulated depreciation	(6,797)	(6,628)
Property, plant and equipment, net	$5,911	$6,002

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements, suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, are presented within Accounts payable on the Condensed Consolidated Balance Sheets, amounted to $406 million, and $488 million as of January 31, 2026 and October 31, 2025, respectively.
The rollforward of outstanding obligations confirmed as valid under its supplier finance program was as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$488	$466
Invoices confirmed during the year	405	1,895
Confirmed invoices paid during the year	(487)	(1,873)
Balance at end of period	$406	$488
Warranties
The Company's aggregate product warranty liabilities and changes for the three months ended January 31, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$284	$301
Charges	36	206
Adjustments related to pre-existing warranties	—	(55)
Settlements made	(33)	(168)
Balance at end of period(1)	$287	$284

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of January 31, 2026, $158 million and $28 million was recorded in Other Accrued Liabilities and Other Non-current liabilities, respectively. As of October 31, 2025, $204 million and $34 million was recorded in Other accrued liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

	As of
	January 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$238	$49
Severance charges	45	418
Cash paid and other	(97)	(229)
Balance at end of period	$186	$238

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents severance charges as included in the Condensed Consolidated Statements of Earnings for the periods indicated:

	For the three months ended
	2026	2025
	In millions
Cost of sales	$5	$1
Research and development	4	8
Selling, general and administrative	9	68
Acquisition, disposition and other charges	27	—
Total severance charges	$45	$77
Transformation Programs
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Balance at October 31, 2025	$37	$61	$14
Charges	—	—	—
Cash paid and other	(7)	(4)	(1)
Balance at January 31, 2026	$30	$57	$13
The current restructuring liability related to the transformation programs, reported in Other accrued liabilities in the Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025 was $40 million and $42 million, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025 was $60 million and $70 million, respectively.
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Accounts receivable	$4,576	$4,916
Unbilled receivables	379	396
Allowances	(24)	(22)
Total	$4,931	$5,290

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes for the three months ended January 31, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$22	$10
Provision for credit losses	5	33
Adjustments to existing allowances, including write offs	(3)	(21)
Balance at end of period	$24	$22
Sale of Trade Receivables
The Company has third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For the three months ended January 31, 2026, the Company sold $1.2 billion. For the fiscal year ended October 31, 2025, the Company sold $3.7 billion of trade receivables. The Company recorded an obligation of $60 million and $59 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of January 31, 2026 and October 31, 2025, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of
		January 31, 2026	October 31, 2025
	Location	In millions
Customer deposits	Other accrued liabilities	$309	$616
Customer deposits - non-current	Other non-current liabilities	87	72
Total customer deposits		$396	$688

Deferred revenue	Deferred revenue	$5,483	$5,358
Deferred revenue - non-current	Other non-current liabilities	5,114	4,980
Total deferred revenue		$10,597	$10,338
For the three months ended January 31, 2026, approximately $2.0 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2025.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of January 31, 2026, the aggregate amount of deferred revenue, was $10.6 billion. The Company expects to recognize approximately 43% of this balance over fiscal 2026, 25% over fiscal 2027, 16% over fiscal 2028, 9% over fiscal 2029, and 5% over fiscal 2030 and thereafter. The Company receives payments in advance of completion of its contractual obligations; these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of January 31, 2026, the aggregate amount of customer deposits was $396 million. The Company expects to recognize $309 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of January 31, 2026, the current and non-current portions of the capitalized costs to obtain a contract were $92 million and $132 million, respectively. As of October 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $109 million and $128 million, respectively. The current and non-current portions of the capitalized costs to

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three months ended January 31, 2026 and 2025, the Company amortized $28 million and $27 million, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
Note 6: Accounting for Leases as a Lessor
Financing receivables represent sales-type and direct-financing leases of the Company and third-party products. These receivables typically have terms ranging from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The allowance for credit losses represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations. The components of financing receivables were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Minimum lease payments receivable	$10,187	$10,310
Unguaranteed residual value	716	694
Unearned income	(1,244)	(1,264)
Financing receivables, gross	9,659	9,740
Allowance for credit losses	(211)	(198)
Financing receivables, net	9,448	9,542
Less: current portion	(3,835)	(3,826)
Amounts due after one year, net	$5,613	$5,716
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three months ended January 31, 2026 and the fiscal year ended October 31, 2025, the Company sold $83 million and $196 million of financing receivables, respectively.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of January 31, 2026, presented on amortized cost basis by year of origination was as follows:

	As of January 31, 2026
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2026	$307	$228	$1
2025	2,363	1,136	25
2024	1,941	888	34
2023	1,016	565	46
2022 and prior	583	434	92
Total	$6,210	$3,251	$198
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of January 31, 2026 and October 31, 2025 and the respective changes for the three and twelve months then ended were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$198	$194
Provision for credit losses	8	77
Adjustment to the existing allowance	9	(1)
Deductions	(4)	(72)
Balance at end of period	$211	$198

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	January 31, 2026	October 31, 2025
	In millions
Billed:(1)
Current 1-30 days	$363	$349
Past due 31-60 days	26	26
Past due 61-90 days	21	13
Past due > 90 days	81	70
Unbilled sales-type and direct-financing lease receivables	9,168	9,282
Total gross financing receivables	$9,659	$9,740
Gross financing receivables on non-accrual status(2)	$166	$168
Gross financing receivables 90 days past due and still accruing interest(2)	$104	$114

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended January 31,
		2026	2025
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$195	$186
Lease income from operating leases	Services	508	547
Total lease income		$703	$733
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of January 31, 2026 and October 31, 2025, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors of the Company do not have recourse to the assets of the VIE.

	As of
	January 31, 2026	October 31, 2025
Assets held by VIE:	In millions
Other current assets	$74	$73
Financing receivables
Short-term	787	885
Long-term	1,097	1,283
Property, plant and equipment, net	631	775
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	1,005	1,159
Long-term debt, net of unamortized debt issuance costs	$1,066	$1,287
For the three months ended January 31, 2026, the Company did not transfer any financing receivables and leased equipment via securitization through the SPE. For the fiscal year ended October 31, 2025, financing receivables and leased equipment transferred via securitization through the SPE were $1.3 billion and $0.4 billion, respectively.
Note 7: Acquisitions and Dispositions
Pending Telco Solutions Divestiture
On December 18, 2025, the Company announced an agreement to divest its Telco Solutions business to HCLTech.
Pending Divestiture of H3C Shares
On November 17, 2025, HPE’s subsidiary, H3C Holdings Limited (“H3C Holdings”), entered into (i) share purchase agreements with five counterparties, including Unisplendour International Technology Limited (“UNIS”), whereby such counterparties, in the aggregate, agreed to purchase 10% of the total issued share capital of H3C Technologies Co., Limited (“H3C”) for cash consideration of approximately $714 million and (ii) a side letter with UNIS, amending the Agreement on Subsequent Arrangements that was previously entered into on May 24, 2024, whereby, among other things, H3C Holdings and UNIS shall retain their put option and call option, respectively, relating to the remaining issued share capital of H3C held by H3C Holdings and have the right to exercise their respective option rights in respect of such shares up to three times, subject to the timing and terms as set forth therein. The agreement referenced in clause (ii) above revises the arrangements governing the sale of all of the remaining issued share capital of H3C held by us through H3C Holdings. On November 28, 2025, H3C Holdings entered into three additional share purchase agreements, including one with UNIS, whereby such counterparties, in the aggregate, agreed to purchase the remaining 9% of the total issued share capital of H3C for cash consideration of approximately $643 million. Such transactions and the transactions referenced in clause (i) remain subject to regulatory approvals.
Acquisition of Juniper Networks
On July 2, 2025, the Company completed the Juniper Networks merger (the “Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion, which was paid through cash on hand, including proceeds and term loan drawdowns from the financings in fiscal 2024, and commercial paper issuances. During the first quarter of fiscal 2026, the Company recorded measurement period adjustments resulting in an increase to goodwill of $104 million, primarily related to adjustments to deferred tax assets.
Acquisition costs related to the Merger were primarily included within Acquisition, disposition and other charges in the Condensed Consolidated Statements of Earnings. For the three months ended January 31, 2026 and 2025, acquisition costs were $123 million and $33 million, respectively.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2025, the Company reassessed its reporting units and determined that the former Server and Hybrid Cloud reporting units met the criteria to qualify as a single Cloud & AI (excluding Financial Services) reporting unit, and Intelligent Edge and Juniper Networks met the criteria to qualify as a single Networking reporting unit. The Cloud & AI segment contains the Cloud & AI (excluding Financial Services) and Financial Services reporting units. The Corporate Investments and Other segment contains the A & PS, Telco Solutions and Instant On reporting units. The following table represents the carrying value of goodwill, by segment as of January 31, 2026 and October 31, 2025.

	Networking	Cloud & AI	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2025(1)	$10,121	$13,599	$50	$23,770
Goodwill reclassified as held for sale(2)	—	—	(46)	(46)
Purchase price and other currency adjustments	104	—	—	104
Balance as of January 31, 2026(1)	$10,225	$13,599	$4	$23,828

(1)     There has been no change to the accumulated impairment loss from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
(2)    Reclassified to assets held for sale and is reported in Other current assets in the Condensed Consolidated Balance Sheets.
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. Additionally, an interim impairment test was performed as of November 1, 2025 based on organizational changes impacting the reporting units. The interim impairment test did not result in any impairment of goodwill. For all reporting units other than Cloud & AI (excluding Financial Services), a qualitative test was performed and there were no indicators of impairment of goodwill. For the Cloud & AI (excluding Financial Services) reporting unit a quantitative assessment was performed, and the excess of fair value over carrying amount was 10%. In order to evaluate the sensitivity of the estimated fair value of the reporting units in the goodwill impairment test, the Company applied a 10% decrease to the fair value of the Cloud & AI, (excluding Financial Services) reporting unit. Based on the results of this hypothetical 10% decrease, this reporting unit did not have an excess of fair value over carrying value.
The Cloud & AI (excluding Financial Services) reporting unit has goodwill of $13.5 billion as of January 31, 2026. In the current macroeconomic and inflationary environment, customers are investing selectively. This has resulted in moderate unit growth and competitive pricing in traditional servers offerings. While AI servers is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. In addition, the business is managing a storage product model transition to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods. The Cloud & AI (excluding Financial Services) reporting unit continues to focus on capturing market share in both traditional and AI servers and storage while maintaining operating margin and leveraging its strong portfolio of products and services. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about this reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Cloud & AI (excluding Financial Services) reporting unit exceeding its estimated fair value and potential impairment charges.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of January 31, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents:
Time deposits	$—	$830	$—	$830	$—	$997	$—	$997
Money market funds	1,933	—	—	1,933	2,741	—	—	2,741
Total cash equivalents	1,933	830	—	2,763	2,741	997	—	3,738
Available-for-sale Debt Investments:
Foreign bonds	—	115	—	115	—	111	—	111
Other debt securities(1)	—	—	48	48	—	—	46	46
Total available-for-sale debt investments	—	115	48	163	—	111	46	157
Equity Investments:
Mutual funds	—	61	—	61	—	59	—	59
Equity securities in public companies	8	—	—	8	6	—	—	6
Total equity investments	8	61	—	69	6	59	—	65
Derivatives Instruments:
Foreign currency contracts	—	127	—	127	—	193	—	193
Other derivatives	—	1	—	1	—	2	—	2
Total assets	1,941	1,134	48	3,123	2,747	1,362	46	4,155
Liabilities
Derivatives Instruments:
Interest rate contracts	—	50	—	50	—	51	—	51
Foreign currency contracts	—	482	—	482	—	238	—	238
Total liabilities	$—	$532	$—	$532	$—	$289	$—	$289

(1) Available-for-sale debt securities with carrying values that approximate fair value.
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of January 31, 2026, the estimated fair value and carrying value of the Company's short-term and long-term debt was $21.7 billion and $21.6 billion, respectively. As of October 31, 2025, the estimated fair value and carrying value of the Company's short-term and long-term debt was $22.5 billion and $22.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and adjusted for impairments or observable price changes. For the three months ended January 31, 2026 and 2025, the Company recognized immaterial unrealized gains or losses, and cumulative adjustments as of January 31, 2026 were immaterial. Refer to Note 10 ‘Financial Instruments’ for further information.
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
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of January 31, 2026			As of October 31, 2025
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents
Time deposits	$830	$—	$830	$997	$—	$997
Money market funds	1,933	—	1,933	2,741	—	2,741
Total cash equivalents	2,763	—	2,763	3,738	—	3,738
Available-for-sale Investments
Debt Securities:
Foreign bonds	111	4	115	107	4	111
Other debt securities	45	3	48	44	2	46
Total debt securities	156	7	163	151	6	157
Equity Securities:
Equity securities in public companies	6	2	8	6	—	6
Mutual funds	61	—	61	59	—	59
Total equity securities	67	2	69	65	—	65
Total available-for-sale investments	223	9	232	216	6	222
Total cash equivalents and available-for-sale investments	$2,986	$9	$2,995	$3,954	$6	$3,960
As of January 31, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of January 31, 2026 and October 31, 2025. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of January 31, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$34	$34
Due in one to five years	5	5
Due in more than five years	117	124
Total	$156	$163
Equity Investments
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried at cost under measurement alternative and adjusted for impairments or observable price changes. The carrying amount of investments was $69 million and $61 million as of January 31, 2026 and October 31, 2025, respectively. For the three months ended January 31, 2026 and 2025, the Company recognized immaterial unrealized gains or losses that are reflected in Interest and other, net in the Condensed Consolidated Statement of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of January 31, 2026					As of October 31, 2025
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$600	$—	$—	$—	$50	$600	$—	$—	$—	$51
Cash Flow Hedges:
Foreign currency contracts	7,624	43	18	179	108	7,062	81	29	95	67
Net Investment Hedges:
Foreign currency contracts	2,061	14	19	49	45	2,126	20	24	30	20
Total derivatives designated as hedging instruments	10,285	57	37	228	203	9,788	101	53	125	138
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	7,092	31	2	93	8	7,167	37	2	22	4
Other derivatives	160	1	—	—	—	153	2	—	—	—
Total derivatives not designated as hedging instruments	7,252	32	2	93	8	7,320	39	2	22	4
Total derivatives	$17,537	$89	$39	$321	$211	$17,108	$140	$55	$147	$142
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of January 31, 2026
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$128	$—	$128	$115	$—	(1)	$13
Derivative liabilities	$532	$—	$532	$115	$408	(2)	$9

	As of October 31, 2025
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$195	$—	$195	$121	$16	(1)	$58
Derivative liabilities	$289	$—	$289	$121	$136	(2)	$32

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of January 31, 2026, the $408 million of collateral posted was entirely in cash. As of October 31, 2025, of the $136 million of collateral posted, $120 million was in cash and $16 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of		As of
	January 31, 2026	October 31, 2025	January 31, 2026	October 31, 2025
In millions
Long-term debt	$(757)	$(754)	$(5)	$(4)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	(Losses) Gains Recognized in OCI on Derivatives
	For the three months ended January 31,
	2026	2025
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$(191)	$270
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	59	43
Total	$(132)	$313
As of January 31, 2026, the Company expects to reclassify an estimated net accumulated other comprehensive loss of approximately $43 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	(Losses) Gains Recognized in Income
	For the three months ended January 31,
	2026		2025
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$9,301	$(54)	$7,854	$39
(Losses) Gains on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$(1)	$—	$(15)
Derivatives designated as hedging instruments	—	1	—	15
(Losses) Gains on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of (losses) gains reclassified from accumulated other comprehensive income into income	(10)	(128)	44	170
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	—	—	(1)
(Losses) Gains on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	(60)	—	54
Other derivatives	—	—	—	4
Total (losses) gains	$(10)	$(188)	$44	$227

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Current portion of long-term debt(1)	$3,071	$3,796
Commercial paper	704	681
Notes payable to banks, lines of credit and other	131	132
Total notes payable and short-term borrowings	3,906	4,609
Long-term debt	17,705	17,756
Total	$21,611	$22,365

(1)    As of January 31, 2026 and October 31, 2025, the Current portion of long-term debt, net of discount and issuance costs, included $1.0 billion and $1.2 billion respectively, both associated with the asset-backed debt securities issued by the Company.
Unsecured Senior Notes
In December 2025, the Company repaid the entire $400 million of 1.20% Juniper Global Notes on their original maturity date.
Financing arrangements
The Company maintains two commercial paper programs (the “Parent Programs”) and third program managed by a wholly-owned subsidiary, together with a revolving credit facility, and an uncommitted credit facility. There have been no changes to either of these financing arrangements since October 31, 2025. As of January 31, 2026 and October 31, 2025, no borrowings were outstanding under the Parent Programs, the revolving credit facility, or the uncommitted credit facility. Outstanding borrowings under the subsidiary’s commercial paper program were $704 million and $681 million, respectively. For a detailed description of these programs, refer to Note 14, “Borrowings” in the Consolidated Financial Statements included in Item 8 of Part II of HPE’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
Juniper Networks Acquisition Financing
As of January 31, 2026, only the three‑year tranche remains outstanding, with a balance of $2 billion. For more details, refer to Note 14, “Borrowings” in the Consolidated Financial Statements included in Item 8 of Part II of HPE’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of January 31, 2026, and changes for the three months ended January 31, 2026 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$6	$(26)	$(2,058)	$(670)	$(2,748)
Other comprehensive income (loss) before reclassifications	1	(191)	—	—	(190)
Reclassifications of losses into earnings	—	138	24	—	162
Tax benefit (provision)	—	11	(5)	(2)	4
Balance at end of period	$7	$(68)	$(2,039)	$(672)	$(2,772)
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
Share Repurchase Program
For the three months ended January 31, 2026, the Company repurchased and settled 6.9 million shares under its share repurchase program through open market repurchases. Additionally, as of January 31, 2026, the Company had unsettled open market repurchases of 0.2 million shares. Shares repurchased for the three months ended January 31, 2026 were recorded as a $162 million reduction to stockholders’ equity. As of January 31, 2026, the Company had a remaining authorization of approximately $3.4 billion for future share repurchases.
Note 13: Net Earnings Per Share
The Company calculates basic EPS using net earnings and the weighted-average number of shares outstanding during the reporting period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended January 31,
	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings attributable to common stockholders - Basic	$423	$598
Plus: 7.625% Series C mandatory convertible preferred stock dividends	—	29
Net earnings - Diluted	$423	$627
Denominator:
Weighted-average shares used to compute basic net EPS	1,334	1,316
Dilutive effect of employee stock plans(1)	22	17
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	—	76
Weighted-average shares used to compute diluted net EPS	1,356	1,409
Net EPS:
Basic	$0.32	$0.45
Diluted	$0.31	$0.44
Anti-dilutive Share Count(1)(2):
Employee stock plans	7	6
7.625% Series C mandatory convertible preferred stock	76	—
Total anti-dilutive weighted-average stock	83	6

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
Note 14: Litigation, Contingencies, and Commitments
Litigation
Hewlett Packard Enterprise is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with Hewlett Packard Enterprise’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), Hewlett Packard Enterprise and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. Hewlett Packard Enterprise records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. Hewlett Packard Enterprise reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, Hewlett Packard Enterprise believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. Hewlett Packard Enterprise believes it has recorded adequate provisions for any such matters and, as of January 31, 2026, it was not reasonably possible

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
DOJ Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper Networks by HPE. On January 30, 2025, the Antitrust Division of the United States Department of Justice (“DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. On June 27, 2025, HPE, Juniper, and the DOJ filed an Asset Preservation and Hold Separate Stipulation and Order (“Stipulation”) and Proposed Final Judgment with the Court. Pursuant to the Stipulation, HPE has agreed to divest its global Instant On campus and branch business. HPE also has agreed to grant up to two licenses to the Mist AIOps source code, with the licensees determined through an auction process. In exchange, the DOJ agreed to dismiss its action to enjoin the Merger, subject to the Court’s approval of the Proposed Final Judgment under the Antitrust Procedures and Penalties Act (the “Tunney Act”). On June 30, 2025, the Court signed the Stipulation, allowing the Merger to proceed to closing. On October 14, 2025, the Attorneys General of twelve states and the District of Columbia (the “Attorneys General”) filed a motion to intervene in the Court’s Tunney Act process. Following a November 18, 2025 hearing, the Court issued an order granting the Attorneys General’s motion to intervene and set a status conference for December 16, 2025 to determine next steps, including the scope of the Attorneys General’s intervention rights under the Tunney Act. On November 18, 2025, the Attorneys General filed a motion to hold separate, seeking to enjoin further integration and consolidation of HPE and Juniper during the pendency of the Tunney Act proceedings. Following a January 8, 2026 hearing, the Court denied the Attorneys General’s motion to hold separate, allowing further integration of the companies to proceed. The Tunney Act hearing is currently scheduled to begin on March 23, 2026.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interest). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner’s orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal began hearing the parties’ cross-appeals on April 21, 2025. The hearing on the cross-appeals were completed in June 2025. The Company expects a ruling from the Customs Tribunal by 2026. Either party may appeal the ruling to the India Supreme Court.
ECT Proceedings. In January 2011, the postal service of Brazil, Empresa Brasileira de Correios e Telégrafos (“ECT”), notified a former subsidiary of HP Inc. in Brazil (“HP Brazil”) that it had initiated administrative proceedings to consider whether to suspend HP Brazil's right to bid and contract with ECT related to alleged improprieties in the bidding and contracting processes whereby employees of HP Brazil and employees of several other companies allegedly coordinated their bids and fixed results for three ECT contracts in 2007 and 2008. In late July 2011, ECT notified HP Brazil it had decided to apply the penalties against HP Brazil and suspend HP Brazil's right to bid and contract with ECT for five years, based upon the evidence before it. In August 2011, HP Brazil appealed ECT’s decision. In April 2013, ECT rejected HP Brazil’s appeal, and the administrative proceedings were closed with the penalties against HP Brazil remaining in place. In parallel, in September 2011, HP Brazil filed a civil action against ECT seeking to have ECT’s decision revoked. HP Brazil also requested an injunction suspending the application of the penalties until a final ruling on the merits of the case, which was denied. HP Brazil appealed the denial of its request for injunctive relief to the intermediate appellate court, which issued a preliminary ruling denying the request for injunctive relief but reducing the length of the sanctions from five to two years. HP Brazil appealed that decision and, in December 2011, obtained a ruling staying enforcement of ECT’s sanctions until a final ruling on the merits of the case. In September 2025, the Court of Appeals ruled in favor of HPE’s Civil Appeal, annulling the previously-stayed sanctions that, if enforced, would have barred HPE Brazil from participating in public tenders for five years. HPE has filed a motion to recover legal costs incurred during the appeal. ECT has filed a motion requesting the Court to clarify the merits.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Autonomy-Related Legal Proceedings. In 2015, four Hewlett Packard Enterprise subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims against Messrs. Lynch and Hussain, and dismissing a counterclaim filed by Mr. Lynch. In February 2024, the court held a two-week trial on damages. The Claimants sought recovery for $4 billion in losses. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed £740 million. The court held a hearing during the week of November 17, 2025, addressing a number of matters including costs (including attorneys’ fees), pre-judgment interest, issues relating to the currency in which the judgment should be paid, and the Lynch Estate’s right to appeal discrete issues in the Court’s May 2022 liability judgment and its July 2025 quantum judgment. In total, Claimants are seeking a total of $1.786 billion from Lynch’s Estate. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HP and Hewlett Packard Enterprise will share equally in any recovery.
Shared Litigation with HP Inc., DXC Technology Company and Micro Focus International plc.
As part of the Separation and Distribution Agreements between Hewlett Packard Enterprise and HP Inc., Hewlett Packard Enterprise and DXC, and Hewlett Packard Enterprise and Seattle SpinCo, the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties’ businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of Hewlett Packard Enterprise from HP Inc.) or of Hewlett Packard Enterprise (in the case of the separation of DXC from Hewlett Packard Enterprise and the separation of Micro Focus from Hewlett Packard Enterprise), in each case arising prior to the applicable separation.
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
Unconditional Purchase Obligations
As of January 31, 2026, the Company had unconditional purchase obligations of approximately $3.8 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $1,834 million, $854 million, $496 million, $401 million, $163 million, and $96 million for fiscal years 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
The maximum potential future payments under performance guarantees and financing arrangements was $352 million as of January 31, 2026.
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
Note 15: Subsequent Events
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on the Company’s business. The Company continues to monitor and evaluate these developments and assess their potential impact on its business, financial condition, and results of operations.

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
The financial discussion and analysis in the following MD&A compares the three months ended January 31, 2026 to the comparable prior-year period and where appropriate, as of January 31, 2026, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment and heightening global trade restrictions, uneven demand across our portfolio, increased demand for and adoption of new technologies, supply chain constraints and related cost increases for certain components, increased inventory levels, conservative customer spending environment (though recovering), persistent inflation, foreign exchange pressures, recent tax developments, and competitive pricing pressures.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first three months of fiscal 2026, the effects of the evolving macroeconomic environment on demand persisted and certain significant developments impacted our operations, as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards AI, hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of more devices. As a result, the need for a unified cloud experience everywhere has grown, in order to manage the growth of data at the edge. Increasing demand for AI is also contributing to changes in the competitive landscape. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. Secure networking that is purpose-built for AI workloads is the foundation that enables users to seamlessly connect and apply AI learnings to such data that lives in various ecosystems. While we believe our recent acquisition of Juniper Networks positions us to capitalize on the growing market opportunities across AI-accelerated computing, data, cloud and networking, our major competitors and emerging competitors are expanding their product and service offerings with integrated products and solutions and exerting increased competitive pressure. We expect these market dynamics and trends to continue in the longer term.
Macroeconomic Uncertainty: The evolving macroeconomic environment has impacted industry-wide demand, as customers have been taking longer to work through prior orders and continue to adopt a more strategic approach to discretionary IT spending. While this dynamic has been easing, it has resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings. Additionally, there continues to be significant uncertainty surrounding the tariff environment and import/export regulations due to numerous factors, including but not limited to tariff imposition delays, changes to tariff rates and policies, and enactment of reciprocally restrictive trade policies and measures around the world. These have enhanced global trade uncertainty and contributed to higher prices of components and end products and services. While we have sought to mitigate these adverse impacts by relying on our global supply chain and implementing pricing measures, we expect the current macroeconomic environment to continue with the potential to impact revenue and margin growth in the near term.
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units (“GPUs”), accelerated processing units, solid-state drives (“SSDs”), and other memory components. We are affected by the worldwide shortage in memory components that began to impact the semiconductor industry in the first quarter of fiscal year 2026 primarily due to the accelerating growth in AI usage and the related rapid expansion in AI data centers and compute refresh cycles. In the first quarter of fiscal year 2026, we experienced supply chain constraints due to these component shortages and expect such dynamics to continue in the medium term as memory supply constraints may continue until memory vendors transition greater production allocations towards high performance memory components required by AI. The future remains uncertain due to the macroeconomic uncertainty and dynamics discussed above, which have thus far impacted our ability to import and export components and finished products and increased our costs. Additionally, logistics costs have been, and may continue to remain, high due to changes in trade policies and ongoing geopolitical uncertainties. We have experienced higher-than-normal inventory levels, primarily due to frequent component part updates, customers transitioning to the next generation of GPUs, our efforts to secure supply ahead of demand, and longer customer acceptance timelines on AI-related orders. In addition, our current efforts to secure memory components and SSDs to meet forecasted demand may further increase our inventory levels in the medium term. While we have been working to reduce inventory, any or all of the aforementioned factors could contribute to sustained higher-than-normal levels and further uncertainty. We have experienced, and expect to continue experiencing, rising input component costs due to various factors, including but not limited to global trade uncertainties and the competitive pricing environment, all of which may impact our financial results. We are taking actions through continued disciplined cost pricing management and supply chain diversification to mitigate the impact of these dynamics. However, such actions may not fully mitigate any impact on our financial condition.
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
Recent Tax Developments: Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Several of the proposals currently being considered, if enacted into law, could have an impact on our effective tax rate, income tax expense, and cash flows. Our future effective tax rate may also be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance. Further, the Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, 65 countries have enacted portions, or all, of the OECD proposal. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. While we do not anticipate a material adverse impact to our financial position in fiscal 2026, additional changes to global tax laws are likely to occur. For instance, some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Such changes may adversely affect our tax liability.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. During the first quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to our intercompany transfer pricing. The IRS is seeking to materially increase taxable income across the three fiscal years. However, we disagree with the IRS’ adjustments and believe the positions taken on our tax returns are more likely than not to prevail on technical merits, and we will defend these positions through the IRS administrative processes, as necessary. Accordingly, no changes have been made to our reserves for uncertain tax positions in fiscal 2026 relating to the IRS’ adjustments.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OB3”) into law. OB3 introduced several changes to tax regulations, including the permanent restoration of 100% depreciation and the permanent restoration of immediate deductibility of costs associated with research and development activities performed in the United States. We do not expect a material impact in fiscal 2026, but we will continue to evaluate the full impact of these changes on our future results.
On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the continued uncertainty in the Middle East, the ongoing conflict in Ukraine, and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have, in the past, entered into contracts for the sale of certain products and services that reflect heavier-than-normal discounting due to competitive pressures, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near term. We have been monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks, as well as our pricing and discounting practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
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
Our operations are organized into three reportable segments for financial reporting purposes: Cloud & AI, Networking, and Corporate Investments and Other. Effective November 1, 2025, HPE implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & AI and (ii) transferring the Telco and Instant On businesses from the Networking segment to the Corporate Investments and Other segment. Refer to Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.
Acquisition of Juniper Networks
On July 2, 2025, we completed the Juniper Networks Merger. Under the terms of the Agreement and Plan of Merger, dated January 9, 2024, by and among Juniper Networks, HPE and Jasmine Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of HPE Merger Agreement, HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion. The results of operations of Juniper Networks are included in the Consolidated Financial Statements commencing on July 2, 2025. See Note 7, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements in Item 1 of Part I for additional information.
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
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Program. In connection with the Program, we incurred charges of $23 million for the three months ended January 31, 2026.
In addition, the Company expects to achieve at least $600 million in cost savings from synergies by fiscal 2028, related to the integration of Juniper Networks. These synergies will require approximately $800 million of investment, primarily tied to headcount, supply chain optimization, and portfolio rationalization. In connection with the integration of Juniper Networks, we incurred acquisition costs of $123 million for the three months ended January 31, 2026.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Net revenue of $9.3 billion represented an increase of 18.4%, primarily due to higher revenue in the Networking segment from the Merger. The gross profit margin of 35.9% (or $3.3 billion), represents an increase of 6.7 percentage points from the prior-year period, primarily due to higher revenue in the Networking segment. The operating profit margin of 5.1% represents a decrease of 0.4 percentage points from the prior-year period, primarily due to an increase in operating expenses associated with the Merger.
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended January 31,
	2026	2025	Change
	Dollars in millions, except per share amounts
Net revenue	$9,301	$7,854	18.4%
Gross profit	$3,340	$2,295	45.5%
Gross profit margin	35.9%	29.2%	6.7pts
Earnings from operations	$470	$433	8.5%
Operating profit margin	5.1%	5.5%	(0.4)pts
Net earnings attributable to HPE	$452	$627	(27.9)%
Net earnings attributable to common stockholders	$423	$598	(29.3)%
Diluted net earnings per share attributable to common stockholders(1)	$0.31	$0.44	$(0.13)
Cash flow provided by (used in) operations	$1,178	$(390)	$1,568
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended January 31,
	2026	2025	Change
	Dollars in millions, except per share amounts
Non-GAAP gross profit	$3,403	$2,310	47.3%
Non-GAAP gross profit margin	36.6%	29.4%	7.2pts
Non-GAAP earnings from operations	$1,182	$780	51.5%
Non-GAAP operating profit margin	12.7%	9.9%	2.8pts
Non-GAAP net earnings attributable to HPE	$930	$684	36.0%
Non-GAAP net earnings attributable to common stockholders	$901	$655	37.6%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$0.65	$0.49	$0.16
Free cash flow	$708	$(877)	$1,585

(1)For purposes of calculating diluted net earnings per share (“EPS”), the 7.625% Series C mandatory convertible preferred stock (“Preferred Stock”) dividends are added back to the net earnings attributable to common stockholders and the diluted weighted-average share calculation assumes the Preferred Stock was converted at issuance or as of the beginning of the reporting period.
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
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as the Company’s financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the first quarter of fiscal 2026, we paid a quarterly dividend of $0.1425 per share of common stock. On March 9, 2026, we declared a regular cash dividend of $0.1425 per share of our common stock, payable on or about April 23, 2026, to our holders of record as of the close of business on March 24, 2026. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on March 1, 2026, to holders of record as of the close of business on February 15, 2026.
As of January 31, 2026, we had a remaining authorization of approximately $3.4 billion for future share repurchases.
RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
Net revenue	$9,301	100.0%	$7,854	100.0%
Cost of sales (exclusive of amortization shown separately below)	5,961	64.1	5,559	70.8
Gross profit	3,340	35.9	2,295	29.2
Research and development	744	8.0	475	6.0
Selling, general and administrative	1,698	18.3	1,268	16.1
Amortization of intangible assets	311	3.3	38	0.5
Transformation costs	—	—	15	0.2
Acquisition, disposition and other charges	117	1.3	66	0.8
Earnings from operations	470	5.1	433	5.5
Interest and other, net	(54)	(0.6)	39	0.5
Gain on sale of a business	—	—	244	3.1
Earnings from equity interests	17	0.2	17	0.2
Earnings before provision for taxes	433	4.7	733	9.3
Benefit (provision) for taxes	19	0.2	(106)	(1.3)
Net earnings attributable to HPE	452	4.9	627	8.0
Preferred stock dividends	(29)	(0.3)	(29)	(0.4)
Net earnings attributable to common stockholders	$423	4.5%	$598	7.6%

(1)Certain amounts may not add due to use of rounded numbers.
Three months ended January 31, 2026 compared with the three months ended January 31, 2025
Net revenue
For the three months ended January 31, 2026, total net revenue of $9.3 billion represented an increase of $1.4 billion, or 18.4%. U.S. net revenue increased by $802 million, or 31.9%, to $3.3 billion, and net revenue from outside of the U.S. increased by $645 million, or 12.1%, to $6.0 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

For the three months ended January 31, 2026
Percentage Points
Cloud & AI	(2.3)
Networking	20.8
Corporate Investments and Other	(0.1)
Total HPE	18.4
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Cloud & AI net revenue decreased $177 million, or 2.7%, primarily due to lower net unit volume and net AUPs from the Server business
•Networking net revenue increased $1,630 million, or 151.5%, primarily due to revenue attributable to Juniper Networks
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended January 31, 2026, the total gross profit margin of 35.9% represents an increase of 6.7 percentage points, as compared to the respective prior year period. The increase was primarily due to higher revenue in the Networking segment.
Operating expenses
Research and development (“R&D”)
For the three months ended January 31, 2026, R&D expense increased by $269 million, or 56.6%, primarily due to operating expenses associated with Juniper Networks, which contributed 38.5 percentage points to the change, and higher employee costs, which contributed 9.6 percentage points to the change.
Selling, general and administrative (“SG&A”)
For the three months ended January 31, 2026, SG&A expense increased by $430 million, or 33.9%, primarily due to increased operating expenses associated with Juniper Networks, which contributed 34.9 percentage points to the change.
Amortization of intangible assets
Amortization of intangible assets increased by $273 million, or 718.4%, primarily due to the amortization expense of the acquired intangibles as a result of the Merger. The increase was partially offset by certain intangible assets associated with prior acquisitions reaching the end of their amortization periods.
Acquisition, disposition and other charges
For the three months ended January 31, 2026, acquisition, disposition and other charges increased by $51 million or 77.3% primarily due to costs incurred in connection with the Merger.
Interest and other, net
For the three months ended January 31, 2026, interest and other, net expense increased by $93 million, or 238.5%, primarily due to higher net interest expense of $109 million.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $244 million.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Benefit (provision) for taxes
For the three months ended January 31, 2026 and 2025, we recorded income tax benefit of $19 million and income tax expense of $106 million, respectively, which reflects an effective tax rate of (4.4)% and 14.5%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period.
For further discussion, refer to Note 4, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Information
Hewlett Packard Enterprise's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this structure and information reviewed by Hewlett Packard Enterprise's management to evaluate segment results.
As described in Note 1, “Overview and Summary of Significant Accounting Policies,” effective as of the beginning of the first quarter of fiscal 2026, the Company realigned its five reportable segments to three reportable segments. These changes had no impact to HPE’s previously reported consolidated GAAP results. A description of the products and services for each segment, along with other pertinent information related to segments can be found in Note 2, “Segment Information” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended January 31, 2026, as compared to the prior-year period:

	HPE Consolidated		Networking		Cloud & AI		Corporate Investments and Other
	Dollars in millions
Net revenue	$9,301		$2,706		$6,334		$261
Year-over-year change %	18.4%		151.5%		(2.7)%		(2.2)%
Gross profit as a % of net revenue	35.9%		61.2%		26.7%		21.8%
Earnings (loss) from operations(1)	$470		$640		$645		$(12)
Earnings (loss) from operations as a % of net revenue	5.1%		23.7%		10.2%		(4.6)%
Year-over-year change percentage points	(0.4)	pts	(6.0)	pts	1.8	pts	(1.6)	pts

(1)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, transformation costs, H3C divestiture related severance costs, severance costs related to the cost reduction program, and acquisition, disposition and other charges.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Networking

	For the three months ended January 31,
	2026	2025	% Change
	Dollars in millions
Networking net revenue:
Campus & Branch	$1,227	$864	42.0%
Data Center Networking	444	92	382.6%
Security	255	119	114.3%
Routing	780	1	N/M
Total Networking net revenue	2,706	1,076	151.5%
Cost of sales	1,049	395	165.6%
Gross profit	1,657	681	143.3%
Operating expenses	1,017	361	181.7%
Earnings from operations	$640	$320	100.0%
Earnings from operations as a % of net revenue	23.7%	29.7%

N/M - Not meaningful
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Networking segment net revenue increased by $1,630 million, or 151.5%, primarily due to a $1,031 million, or 130.7%, increase in product revenue, and $599 million, or 208.7%, increase in service revenue. The increase in product revenue was primarily led by revenue attributable to Juniper Networks of $1,061 million, or 134.5%. The increase in service revenue was primarily led by revenue attributable to Juniper Networks of $568 million, or 197.9%.
Networking segment gross profit increased by $976 million, or 143.3%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $654 million, or 165.6%, which was primarily attributable to Juniper Networks.
Networking segment earnings from operations increased by $320 million, or 100.0%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $656 million, or 181.7%. The increase in operating expenses was primarily attributable to Juniper Networks.

Cloud & AI

	For the three months ended January 31,
	2026	2025	% Change
	Dollars in millions
Cloud & AI net revenue:
Server	$4,232	$4,348	(2.7)%
Storage(1)	1,061	1,055	0.6%
Financial Services	876	873	0.3%
Other(2)	165	235	(29.8)%
Total Cloud & AI net revenue	6,334	6,511	(2.7)%
Cost of sales	4,644	4,944	(6.1)%
Gross profit	1,690	1,567	7.8%
Operating expenses	1,045	1,020	2.5%
Earnings from operations	$645	$547	17.9%
Earnings from operations as a % of net revenue	10.2%	8.4%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Cloud & AI segment net revenue decreased by $177 million, or 2.7%, primarily due to a $150 million, or 3.6%, decrease in product revenue, and $27 million, or 1.2%, decrease in service revenue. Server net revenue decreased by $116 million, or 2.7%, primarily due to lower net unit volume of $142 million, or 4.0%, and lower net AUPs of $33 million, or 0.9%. This decrease was partially offset by favorable currency fluctuations of $63 million, or 1.8%. Storage net revenue increased by $6 million, or 0.6%, due to a unit volume increase of $73 million, or 6.9%, led by software and storage products, and favorable currency fluctuations of $19 million, or 1.8%. This increase was partially offset by a decrease in AUPs of $86 million, or 8.1%, led by software products and services.
Cloud & AI gross profit increased by $123 million, or 7.8%, primarily driven by a decrease in cost of sales by $300 million, or 6.1%, due to favorable mix of higher-margin revenues and currency fluctuations, partially offset by higher commodity and input costs.
Cloud & AI earnings from operations increased by $98 million, or 17.9%, primarily driven by higher gross profit, partially offset by an increase in operating expenses of $25 million, or 2.5%, due to higher employee costs.
Corporate Investments and Other

	For the three months ended January 31,
	2026	2025	% Change
	Dollars in millions
Net revenue	$261	$267	(2.2)%
Cost of sales	204	202	1.0%
Gross profit	57	65	(12.3)%
Operating expenses	69	73	(5.5)%
Loss from operations	$(12)	$(8)	(50.0)%
Loss from operations as a % of net revenue	(4.6)%	(3.0)%
Three months ended January 31, 2026 compared with three months ended January 31, 2025
Corporate Investments and Other segment reported immaterial fluctuations in net revenue, gross profit and loss from operations, which had no significant impact on the overall performance of the segment.
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
As of January 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, except as set forth below.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2025, we reassessed our reporting units and determined that the former Server and Hybrid Cloud reporting units met the criteria to qualify as a single Cloud & AI (excluding Financial Services) reporting unit, and Intelligent Edge and Juniper Networks met the criteria to qualify as a single Networking reporting unit. The Cloud & AI segment contains the Cloud & AI (excluding Financial Services) and Financial Services reporting units. The Corporate Investments and Other segment contains the A & PS, Telco and Instant On reporting units.
Goodwill is tested annually for impairment, as of the first day of the fourth quarter, at the reporting unit level. Additionally, an interim impairment test was performed as of November 1, 2025 based on organizational changes impacting the reporting units. The interim impairment test did not result in any impairment of goodwill. For all reporting units other than Cloud & AI (excluding Financial Services), a qualitative test was performed and there were no indicators of impairment of goodwill. For the Cloud & AI (excluding Financial Services) reporting unit a quantitative assessment was performed, and the excess of fair value over carrying amount was 10%. In order to evaluate the sensitivity of the estimated fair value of the reporting units in the goodwill impairment test, we applied a 10% decrease to the fair value of the Cloud & AI, (excluding Financial Services) reporting unit. Based on the results of this hypothetical 10% decrease, this reporting unit did not have an excess of fair value over carrying value.
The Cloud & AI (excluding Financial Services) reporting unit has goodwill of $13.5 billion as of January 31, 2026. In the current macroeconomic and inflationary environment, customers are investing selectively. This has resulted in moderate unit growth and competitive pricing in traditional servers offerings. While AI servers is growing at a faster pace, because graphics processing units represent a large portion of the solutions, the pricing is very competitive and margins are limited. In addition, the business is managing a storage product model transition to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods. The Cloud & AI (excluding Financial Services) reporting unit continues to focus on capturing market share in both traditional and AI servers and storage while maintaining operating margin and leveraging its strong portfolio of products and services. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if we have significant or sustained decline in its stock price, it is possible its estimates about this reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Cloud & AI (excluding Financial Services) reporting unit exceeding its estimated fair value and potential impairment charges.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, and disposal activities including legal settlements, restructuring activities, transformation costs, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this Quarterly Report.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of January 31, 2026. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $158 million, during the first three months of fiscal 2026. As of January 31, 2026, we had a remaining authorization of approximately $3.4 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
On December 18, 2025, the Company announced an agreement to divest its Telco Solutions business to HCLTech.
On November 17, 2025 and November 28, 2025, we announced plans to divest our remaining investment in H3C’s issued share capital for approximately $1.4 billion. For more information, see Note 7, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	January 31, 2026	October 31, 2025
	In millions
Cash, cash equivalents and restricted cash	$4,925	$5,859
Total debt	21,611	22,365
Available borrowing resources	6,485	6,122
Commercial paper programs(1)	5,046	5,069
Uncommitted lines of credit(2)	$1,439	$1,053

(1)     The maximum borrowing amounts available under the commercial paper programs and revolving credit facility are $5.75 billion and $5.25 billion, respectively, as at both January 31, 2026 and October 31, 2025. The combined borrowings between both sources cannot exceed $5.75 billion.
(2)    The maximum aggregate capacity under the uncommitted lines of credit is $1.8 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the three months ended January 31,
	2026	2025
	In millions
Net cash provided by (used in) operating activities	$1,178	$(390)
Net cash used in investing activities	(793)	(23)
Net cash used in financing activities	(1,352)	(797)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(43)
Change in cash, cash equivalents and restricted cash	$(934)	$(1,253)
Free cash flow	$708	$(877)
Operating Activities
For the three months ended January 31, 2026, net cash provided by operating activities increased by $1.6 billion, as compared to the corresponding period in fiscal 2025. The increase was primarily due to favorable working capital movements, largely reflecting the timing of vendor payments, lower inventory purchases and higher customer collections, as well as higher net cash generated from operations, as compared to the prior-year period, primarily due to the acquisition of Juniper Networks.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	January 31, 2026	October 31, 2025	Change	January 31, 2025	October 31, 2024	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	48	49	(1)	40	38	2	8
Days of supply in inventory ("DOS")	104	89	15	139	120	19	(35)
Days of purchases outstanding in accounts payable ("DPO")	(127)	(108)	(19)	(174)	(170)	(4)	47
Cash conversion cycle	25	30	(5)	5	(12)	17	20
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2025, the increase in DSO in the current period was primarily due to the impact of incremental receivables as a result of the Merger.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the decrease in DOS in the current period was primarily due to higher shipments and lower inventory purchases.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the decrease in DPO in the current period was primarily due to lower purchases along with higher payments to outsourced manufacturers.
Investing Activities
For the three months ended January 31, 2026, net cash used in investing activities increased by $0.8 billion, as compared to the corresponding period in fiscal 2025. The increase was primarily due to higher cash utilized in net financial collateral activities in the current period of $0.5 billion and proceeds from the divestiture of our CTG business received in the prior period of $0.2 billion.
Financing Activities
For the three months ended January 31, 2026, net cash used in financing activities increased by $0.6 billion, as compared to the corresponding period in fiscal 2025. This increase was primarily due to higher repayments of debts of $0.4 billion and higher cash utilized for share repurchases of $0.1 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the three months ended January 31, 2026, FCF increased by $1.6 billion, as compared to the corresponding period in fiscal 2025. This was primarily due to higher cash provided by operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
For more information on the impact of operating assets and liabilities to our cash flows, see Note 5, “Balance Sheet Details” to the Condensed Consolidated Financial Statements in Item 1 of Part I.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Capital Resources
We maintain debt levels that we establish through consideration of several factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, our cost of capital, and targeted capital structure. We maintain a revolving credit facility and two commercial paper programs, “the Parent Programs,” and a wholly-owned subsidiary maintains a third program. There have been no changes to our revolving credit facility and commercial paper programs since October 31, 2025.
In December 2023, we filed a shelf registration statement with the Securities and Exchange Commission that allows us to sell, at any time and from time to time, in one or more offerings, debt securities, preferred stock, common stock, warrants, depository shares, purchase contracts, guarantees or units consisting of any of these securities.
Significant funding and liquidity activities for the three months ended January 31, 2026 were as follows:
Debt Repayments:
•In December 2025, we repaid $400 million of 1.20% Juniper Global Notes on their original maturity date.
•During the three months ended January 31, 2026, we repaid $0.4 billion of the outstanding asset-backed debt securities.
Cash Requirements and Commitments
Unconditional purchase obligations
As of January 31, 2026, unconditional purchase obligations totaled $3.8 billion, of which $1.8 billion is due within fiscal 2026. Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
Retirement Benefit Plan Funding
For the remainder of fiscal 2026, we anticipate making contributions of approximately $164 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of January 31, 2026, we expect to make future cash payments of approximately $100 million in connection with our approved restructuring plans, which includes $19 million expected to be paid through the remainder of fiscal 2026 and $81 million expected to be paid thereafter.
Cost Savings Plans
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In connection with the integration of Juniper Networks, we expect to incur costs by fiscal year 2028 to achieve synergies, actual costs incurred may differ from estimates. As of January 31, 2026, we expect to make future cash payments of approximately $877 million in connection with the cost savings plans, which includes $393 million expected to be paid through the remainder of fiscal 2026 and $484 million expected to be paid thereafter.
Uncertain Tax Positions
As of January 31, 2026, we had approximately $201 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $2 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
For further information see “Cash Requirements and Commitments” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.

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
We have third-party revolving short-term financing arrangements intended to facilitate the working capital requirements of certain customers. For more information on our third-party revolving short-term financing arrangements, see Note 5, “Balance Sheet Details”, to the Condensed Consolidated Financial Statements in Item 1 of Part I.
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended January 31,
	2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP net revenue	$9,301	100%	$7,854	100%
GAAP cost of sales	5,961	64.1%	5,559	70.8%
GAAP gross profit	3,340	35.9%	2,295	29.2%
Non-GAAP adjustments
Stock-based compensation expense	24	0.3%	17	0.2%
Acquisition, disposition and other charges	34	0.4%	(3)	—%
Cost reduction program	5	0.1%	—	—%
H3C divestiture related severance costs	—	—%	1	—%
Non-GAAP gross profit	$3,403	36.6%	$2,310	29.4%

(1)Certain amounts may not add due to use of rounded numbers.
Reconciliation of GAAP earnings from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended January 31,
	2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP earnings from operations	$470	5.1%	$433	5.5%
Non-GAAP Adjustments:
Amortization of intangible assets	311	3.3%	38	0.5%
Transformation costs	—	—%	15	0.2%
Stock-based compensation expense	216	2.3%	154	2.0%
H3C divestiture related severance costs	—	—%	77	1.0%
Cost reduction program	23	0.2%	—	—%
Acquisition, disposition and other charges	162	1.7%	63	0.8%
Non-GAAP earnings from operations	$1,182	12.7%	$780	9.9%

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
(1)Certain amounts may not add due to use of rounded numbers.
Reconciliation of GAAP net earnings and diluted net EPS to non-GAAP net earnings and diluted net EPS.

	For the three months ended January 31,
	2026		2025
	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS
	Dollars in millions except per share amounts
GAAP net earnings attributable to common stockholders	$423	$0.31	$598
Preferred stock dividends	29		29
GAAP net earnings attributable to HPE	452		627	$0.44
Non-GAAP Adjustments:
Amortization of intangible assets	311	0.23	38	0.03
Transformation costs	—	—	15	0.01
Stock-based compensation expense	216	0.16	154	0.11
Gain on sale of a business	—	—	(244)	(0.17)
H3C divestiture related severance costs	—	—	77	0.05
Cost reduction program	23	0.02	—	—
Acquisition, disposition and other charges	162	0.12	63	0.04
Adjustments for equity interests	(17)	(0.01)	—	—
Gain on equity investments, net	(14)	(0.01)	(2)	—
Other adjustments(2)	(33)	(0.03)	(29)	(0.02)
Adjustments for taxes	(170)	(0.14)	(15)	—
Non-GAAP net earnings attributable to HPE(3)	930	$0.65	684	$0.49
Preferred stock dividends	(29)		(29)
Non-GAAP net earnings attributable to common stockholders	$901		$655

(1) The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method. For the three months ended January 31, 2026, the effect of Preferred Stock is excluded as it would be anti-dilutive. See Note 13 “Net Earnings Per Share”, to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.
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
Shares used to calculate Non-GAAP diluted net EPS.

	For the three months ended January 31,
	2026	2025
	In millions
Weighted-average shares used to compute basic net EPS	1,334	1,316
Dilutive effect of employee stock plans	22	17
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	76	76
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,432	1,409

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended January 31,
	2026	2025
	In millions
Net cash provided by (used in) operating activities	$1,178	$(390)
Investment in property, plant and equipment and software assets	(569)	(528)
Proceeds from sale of property, plant and equipment	66	84
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	33	(43)
Free cash flow	$708	$(877)
Use of Non-GAAP Financial Measures
The non-GAAP financial measures presented non-GAAP gross profit, non-GAAP gross profit margin, non-GAAP earnings from operations, non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue), non-GAAP tax rate, non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, non-GAAP diluted net earnings per share attributable to common stockholders, and FCF. These non-GAAP financial measures are not computed in accordance with, or as an alternative to, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to non-GAAP gross profit is gross profit. The GAAP measure most directly comparable to non-GAAP gross profit margin is gross profit margin. The GAAP measure most directly comparable to non-GAAP earnings from operations is earnings from operations. The GAAP measure most directly comparable to non-GAAP operating profit margin (non-GAAP earnings from operations as a percentage of net revenue) is operating profit margin (earnings from operations as a percentage of net revenue). The GAAP measure most directly comparable to non-GAAP income tax rate is income tax rate. The GAAP measure most directly comparable to non-GAAP net earnings attributable to HPE and non-GAAP net earnings attributable to common stockholders is net earnings attributable to HPE and net earnings attributable to common stockholders. The GAAP measure most directly comparable to non-GAAP diluted net earnings per share attributable to common stockholders is diluted net earnings per share attributable to common stockholders. The GAAP measure most directly comparable to FCF is cash flow from operations.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, non-cash amortization of fair value adjustment for inventory in connection with the Merger, exit costs associated with disposal activities, and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For the three months ended January 31, 2026, acquisition charges were driven by costs associated with the Merger and miscellaneous disposition related charges. For the three months ended January 31, 2025, were driven by costs associated with the proposed acquisition of Juniper Networks and miscellaneous disposition related charges.
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
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets, and transformation costs. In addition to the items previously explained above, management excludes these items for the following reasons:
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
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net earnings or diluted net earnings per share excluding those same charges mentioned above, as well as other items such as gain on sale of a business, adjustments for equity interests, gain on equity investments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes the impact of tax law changes, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
•As of January 31, 2026, we possess a 19% equity interest in H3C, however, we entered into share purchase agreements to divest all of the remaining issued share capital of H3C held by HPE through its subsidiaries. Beginning in fiscal 2026, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of our H3C investment. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
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
•We utilize a structural long-term projected non-GAAP income tax rate in order to provide consistency across the interim reporting periods and to eliminate the effects of items not directly related to our operating structure that can vary in size, frequency and timing. When projecting this long-term rate, we evaluated a three-year financial projection. The projected rate assumes no incremental acquisitions in the three-year projection period and considers other factors including our expected tax structure, our tax positions in various jurisdictions and current impacts from key legislation implemented in major jurisdictions where we operate. For fiscal 2026, we will use a projected non-GAAP income tax rate of 14%, which reflects currently available information as well as other factors and assumptions. For fiscal 2025, we had a non-GAAP income tax rate of 15%. The non-GAAP income tax rate could be subject to change for a variety of reasons, including the rapidly evolving global tax environment, significant changes in our geographic earnings mix including due to acquisition activity, or other changes to our strategy or business operations. We will re-evaluate its long-term rate as appropriate. We believe that making these adjustments for purposes of calculating non-GAAP measures, facilitates a supplemental evaluation of our current operating performance and comparisons to past operating results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For quantitative and qualitative disclosures about market risk affecting HPE, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended October 31, 2025. There have been no material changes in our market risk exposures since October 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Juniper, Inc’s operations, processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, “Litigation, Contingencies, and Commitments”.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal period ended October 31, 2025, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock, including certain risks.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (November 2025)	—	$—	—	$3,611,641
Month 2 (December 2025)	2,785	24.36	2,785	3,543,812
Month 3 (January 2026)	4,068	22.17	4,068	$3,453,622
Total	6,853	$23.06	6,853
As of January 31, 2026, the Company had a remaining authorization of approximately $3.4 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended January 31, 2026, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Bethany Mayer	Adopted December 17, 2025	Rule 10b5-1 Trading Arrangement	Up to 14,404 shares to be sold	May 5, 2026- August 17, 2026
Director
Fidelma Russo	Adopted December 23, 2025	Rule 10b5-1 Trading Arrangement	Up to 376,749 shares to be sold	March 23, 2026 -March 30, 2027
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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.14	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.15	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017

2.16	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.17	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.18	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.19	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.20	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.21	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035 (including the form of 6.200% notes due 2035)	8-K	001-37483	4.7	October 13, 2015
4.3	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045 (including the form of 6.350% notes due 2045)	8-K	001-37483	4.8	October 13, 2015
4.4	Eighteenth Supplemental Indenture, dated as of July 17, 2020, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 1.750% notes due 2026 (including the form of 1.750% notes due 2026)	8-K	001-37483	4.3	July 17, 2020
4.5	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028 (including the form of 5.250% notes due 2028)	8-K	001-37483	4.3	June 14, 2023

4.6	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026 (including the form of 4.450% notes due 2026)	8-K	001-37483	4.2	September 26, 2024
4.7	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027 (including the form of 4.400% notes due 2027)	8-K	001-37483	4.3	September 26, 2024
4.8	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029 (including the form of 4.550% notes due 2029)	8-K	001-37483	4.4	September 26, 2024
4.9	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031 (including the form of 4.850% notes due 2031)	8-K	001-37483	4.5	September 26, 2024
4.10	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034 (including the form of 5.000% notes due 2034)	8-K	001-37483	4.6	September 26, 2024
4.11	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054 (including the form of 5.600% notes due 2054)	8-K	001-37483	4.7	September 26, 2024
4.12	Twenty-Eighth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.050% notes due 2027 (including the form of 4.050% notes due 2027)	8-K	001-37483	4.2	September 15, 2025
4.13	Twenty-Ninth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.3	September 15, 2025
4.14	Thirtieth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.150% notes due 2028 (including the form of 4.150% notes due 2028)	8-K	001-37483	4.4	September 15, 2025

4.15	Thirty-First Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2030 (including the form of 4.400% notes due 2030)	8-K	001-37483	4.5	September 15, 2025
4.16	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.17	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	3.1	September 13, 2024
4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
4.19	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	333-288473	4.16	September 4, 2025
4.20	First Supplemental Indenture, dated as of March 3, 2011,between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 5.950% senior notes due 2041)	10-Q	333-288473	4.17	September 4, 2025
4.21	Sixth Supplemental Indenture, dated as of August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 3.750% senior notes due 2029)	10-Q	333-288473	4.18	September 4, 2025
4.22	Seventh Supplemental Indenture, dated as of December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 1.200% senior notes due 2025 and 2.000 senior notes due 2030)	10-Q	333-288473	4.19	September 4, 2025
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022
10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.8	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.9	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.10	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.11	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018

10.12	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.13	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.14	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.15	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.16	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.17	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.18	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.19	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.20	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.21	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.22	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.23	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.24	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.25	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.26	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.27	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.28	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.29	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024

10.30	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.31	364-Day Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.2	September 12, 2024
10.32	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
10.33	HPE Offer Letter to Rami Rahim, dated as of January 9, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))*	10-Q	333-288473	10.35	September 4, 2025
10.34	Juniper Networks, Inc. 2015 Equity Incentive Plan, as amended and restated*	S-8	333-288473	4.3	July 2, 2025
10.35	128 Technology, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.4	July 2, 2025
10.36	Apstra, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.5	July 2, 2025
10.37	Mist Systems, Inc. 2014 Equity Incentive Plan*	S-8	333-288473	4.6	July 2, 2025
10.38	Juniper Networks, Inc. Deferred Compensation Plan*	S-8	333-288473	4.7	July 2, 2025
10.39	Form of Stock Option Agreement effective as of May 19, 2015*	10-Q	333-288473	10.35	September 4, 2025
10.40	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*	10-Q	333-288473	10.42	September 4, 2025
10.41	Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 16, 2025	8-K	001-37483	10.1	July 16, 2025
10.42	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.44	December 12, 2025
10.43	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Shenzhen Zhaohua Information and Communication Technology Phase I Private Equity Investment Fund Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.45	December 12, 2025
10.44	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Xinhua Zhilian Equity Investment Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.46	December 12, 2025
10.45	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and China CITIC Financial Asset Management Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.47	December 12, 2025

10.46	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Changshi Zhihua Equity Investment Co., Ltd (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.48	December 12, 2025
10.47	Side Letter, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.49	December 12, 2025
10.48	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.50	December 12, 2025
10.49	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Hefei Huaxin Mingzhu Equity Investment Partnership L.P. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.51	December 12, 2025
10.50	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Ningbo Yongning Yinshu Venture Capital Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.52	December 12, 2025
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: March 10, 2026