Form 10-Q
period 2026-04-30
Hewlett Packard Enterprise Co
filed 2026-06-02
CIK 1645590

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Table of Content
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of May 26, 2026 was 1,324,203,521 shares, par value $0.01.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2026

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Table of Content
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “likely”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements regarding the ongoing integration of Juniper Networks, Inc., and any projections, estimates, or expectations of savings or synergy realizations in connection therewith; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, component costs, commodity shortage, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost saving actions and anticipated benefits to be realized if any; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions (including but not limited to the disposition of shares of H3C Technologies Co., Limited (“H3C”) and the use of proceeds received therefrom), research and development expenditures, and any resulting benefits, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including quantum- and artificial intelligence-related developments and any impacts of such developments on products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics (including but not limited to worldwide component availability), uncertain global trade policies and/or restrictions, and demand for our products and services, and our actions to mitigate such impacts to our business; the scope and duration of geopolitical tensions, including but not limited to the ongoing conflict between Russia and Ukraine, instability and conflicts in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending litigation, investigations, claims, or disputes, including but not limited to the legal proceedings relating to the acquisition of Juniper Networks; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events and macroeconomic uncertainties); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, including inflation and rising commodity costs; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to successful integration of Juniper Networks, Inc., including our ability to integrate and implement our plans and forecasts and realize our anticipated financial and operational benefits with respect to the consolidated business; the execution, timing, and results of any cost reduction actions, including estimates and assumptions related to the costs and anticipated benefits of implementing such actions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-

Table of Content
payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining certain financial metrics; utility of segment realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending litigation investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions, except per share amounts
Net Revenue:
Products	$7,219	$4,769	$13,080	$9,739
Services	3,266	2,670	6,511	5,368
Financing income	193	188	388	374
Total net revenue	10,678	7,627	19,979	15,481
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	4,840	3,631	8,929	7,393
Cost of services (exclusive of amortization shown separately below)	1,820	1,703	3,570	3,372
Financing cost	118	124	240	252
Research and development	922	540	1,666	1,015
Selling, general and administrative	1,830	1,298	3,528	2,566
Amortization of intangible assets	323	37	634	75
Impairment charges	—	1,361	—	1,361
Acquisition, disposition and other charges	78	42	195	123
Total costs and expenses	9,931	8,736	18,762	16,157
Earnings (loss) from operations	747	(1,109)	1,217	(676)
Interest and other, net	(73)	39	(127)	78
Gain on sale of a business	—	—	—	244
Earnings from equity interests	25	25	42	42
Earnings (loss) before provision for taxes	699	(1,045)	1,132	(312)
Provision for taxes	(75)	(5)	(56)	(111)
Net earnings (loss) attributable to HPE	624	(1,050)	1,076	(423)
Preferred stock dividends	(29)	(29)	(58)	(58)
Net earnings (loss) attributable to common stockholders	$595	$(1,079)	$1,018	$(481)
Net Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic	$0.45	$(0.82)	$0.76	$(0.36)
Diluted	$0.44	$(0.82)	$0.75	$(0.36)
Weighted-average Shares Used to Compute Net Earnings (Loss) Per Share:
Basic	1,335	1,322	1,335	1,319
Diluted	1,432	1,322	1,356	1,319

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Net earnings (loss) attributable to HPE	$624	$(1,050)	$1,076	$(423)
Other Comprehensive Income (Loss), Before Taxes
Change in Net Unrealized Losses on Available-for-sale Securities:
Net unrealized losses arising during the period	(3)	(5)	(2)	(6)
	(3)	(5)	(2)	(6)
Change in Net Unrealized Components of Cash Flow Hedges:
Net unrealized gains (losses) arising during the period	126	(465)	(65)	(195)
Net (gains) losses reclassified into earnings	(53)	244	85	31
	73	(221)	20	(164)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized losses arising during the period	(1)	(20)	(1)	(20)
Amortization of net actuarial loss and prior service benefit	25	29	49	59
Curtailments, settlements and other	2	3	2	3
	26	12	50	42
Change in Cumulative Translation Adjustment:	(23)	10	(23)	(12)
Other Comprehensive Income (Loss), Before Taxes	73	(204)	45	(140)
(Provision) Benefit for Taxes	(18)	37	(14)	23
Other Comprehensive Income (Loss), Net of Taxes	55	(167)	31	(117)
Comprehensive Income (Loss)	$679	$(1,217)	$1,107	$(540)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	April 30, 2026	October 31, 2025
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$5,292	$5,773
Accounts receivable, net of allowances	6,286	5,290
Financing receivables, net of allowances	3,694	3,826
Inventory	9,034	6,352
Other current assets	5,053	3,753
Total current assets	29,359	24,994
Property, plant and equipment, net	5,597	6,002
Long-term financing receivables and other assets	13,992	13,817
Investments in equity interests	916	955
Goodwill	23,828	23,770
Intangible assets, net	5,820	6,368
Total assets	$79,512	$75,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$3,009	$4,609
Accounts payable	11,311	7,731
Employee compensation and benefits	1,957	1,871
Taxes on earnings	387	319
Deferred revenue	5,621	5,358
Other accrued liabilities	4,690	4,755
Total current liabilities	26,975	24,643
Long-term debt	18,237	17,756
Other non-current liabilities	8,947	8,753
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,323,294,768 and 1,318,292,428 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively)	13	13
Additional paid-in capital	30,207	30,234
Accumulated deficit	(2,211)	(2,811)
Accumulated other comprehensive loss	(2,717)	(2,748)
Total HPE stockholders' equity	25,292	24,688
Non-controlling interests	61	66
Total stockholders' equity	25,353	24,754
Total liabilities and stockholders' equity	$79,512	$75,906

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended April 30,
	2026	2025
	In millions
Cash Flows from Operating Activities:
Net earnings (loss) attributable to HPE	$1,076	$(423)
Adjustments to Reconcile Net Earnings (Loss) Attributable to HPE to Net Cash Provided by (Used in) Operating Activities:
Depreciation and amortization	1,749	1,173
Impairment charges	—	1,361
Stock-based compensation expense	434	270
Provision for inventory and credit losses	305	190
Cost reduction program	53	146
Deferred taxes on earnings	(266)	(43)
Earnings from equity interests	(42)	(42)
Gain on sale of a business	—	(244)
Dividends received from equity investees	76	—
H3C divestiture related severance costs	—	97
Amortization of inventory fair value adjustment	31	—
Other, net	100	28
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(1,098)	(372)
Financing receivables	282	25
Inventory	(2,956)	(435)
Accounts payable	3,562	(1,698)
Taxes on earnings	137	(36)
Other assets and liabilities	(855)	(848)
Net cash provided by (used in) operating activities	2,588	(851)
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(1,152)	(1,075)
Proceeds from sale of property, plant and equipment	196	164
Purchases of equity investments	(4)	(1)
Proceeds from sale of available-for-sale securities and other investments	5	41
Financial collateral posted	(491)	(638)
Financial collateral received	453	287
Proceeds from sale of a business	—	210
Net cash used in investing activities	(993)	(1,012)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	(10)	(11)
Proceeds from debt, net of issuance costs	2,230	257
Payment of debt	(3,371)	(1,061)
Net payments related to stock-based award activities	(183)	(171)
Repurchases of common stock	(312)	(102)
Cash dividends paid to preferred stockholders	(58)	(54)
Cash dividends paid to common stockholders	(379)	(342)
Other	(8)	(8)
Net cash used in financing activities	(2,091)	(1,492)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	38
Change in cash, cash equivalents and restricted cash	(505)	(3,317)
Cash, cash equivalents and restricted cash at beginning of period	5,859	15,105
Cash, cash equivalents and restricted cash at end of period	$5,354	$11,788
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended April 30, 2026	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of January 31, 2026	1,328,922	$13	30,000	$30,126	$(2,593)	$(2,772)	$24,774	$60	$24,834
Net earnings attributable to HPE					624		624	1	625
Other comprehensive income						55	55		55
Comprehensive income							679	1	680
Stock-based compensation expense				218			218		218
Tax withholding related to vesting of employee stock plans				(11)			(11)		(11)
Issuance of common stock in connection with employee stock plans and other	897			(1)	2		1		1
Repurchases of common stock	(6,524)			(125)	(26)		(151)		(151)
Dividends on preferred stock accrued/declared ($0.9531 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.1425 per share)					(189)		(189)	—	(189)
Balance as of April 30, 2026	1,323,295	$13	30,000	$30,207	$(2,211)	$(2,717)	$25,292	$61	$25,353

	Common Stock		Preferred Stock
For the six months ended April 30, 2026	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2025	1,318,292	$13	30,000	$30,234	$(2,811)	$(2,748)	$24,688	$66	$24,754
Net earnings attributable to HPE					1,076		1,076	3	1,079
Other comprehensive income						31	31		31
Comprehensive income							1,107	3	1,110
Stock-based compensation expense				434			434		434
Tax withholding related to vesting of employee stock plans				(207)			(207)		(207)
Issuance of common stock in connection with employee stock plans and other	18,587			19	1		20		20
Repurchases of common stock	(13,584)			(273)	(40)		(313)		(313)
Dividends on preferred stock accrued/declared ($1.9063 per preferred share)					(58)		(58)		(58)
Cash dividends declared ($0.2850 per share)					(379)		(379)	(8)	(387)
Balance as of April 30, 2026	1,323,295	$13	30,000	$30,207	$(2,211)	$(2,717)	$25,292	$61	$25,353

Table of Content

	Common Stock		Preferred Stock
For the three months ended April 30, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of January 31, 2025	1,313,391	$13	30,000	$29,780	$(1,642)	$(2,927)	$25,224	$58	$25,282
Net (loss) earnings attributable to HPE					(1,050)		(1,050)	2	(1,048)
Other comprehensive loss						(167)	(167)		(167)
Comprehensive (loss) income							(1,217)	2	(1,215)
Stock-based compensation expense				116			116		116
Tax withholding related to vesting of employee stock plans				(5)			(5)		(5)
Issuance of common stock in connection with employee stock plans and other	473			(1)			(1)		(1)
Repurchases of common stock	(3,332)			(50)			(50)		(50)
Dividend on preferred stock accrued/declared ($0.9531 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)		(171)
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927

	Common Stock		Preferred Stock
For the six months ended April 30, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net (loss) earnings attributable to HPE					(423)		(423)	4	(419)
Other comprehensive loss						(117)	(117)		(117)
Comprehensive (loss) income							(540)	4	(536)
Stock-based compensation expense				270			270		270
Tax withholding related to vesting of employee stock plans				(197)			(197)		(197)
Issuance of common stock in connection with employee stock plans and other	18,901			17	1		18		18
Repurchases of common stock	(5,627)			(98)	(2)		(100)		(100)
Dividend on preferred stock accrued/declared ($1.9063 per preferred share)					(58)		(58)		(58)
Cash dividends declared ($0.26 per share)					(342)		(342)	(8)	(350)
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1: Overview and Summary of Significant Accounting Policies
Background
Hewlett Packard Enterprise Company (“HPE,” or the “Company”) is a global technology leader focused on developing intelligent solutions that allow customers to capture, analyze and act upon data seamlessly from edge-to-cloud. HPE enables customers to accelerate business outcomes by driving new business models, creating new customer and employee experiences, and increasing operational efficiency today and into the future. HPE's customers range from small- and medium-sized businesses to large global enterprises and governmental entities.
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
Recently Enacted Accounting Pronouncements
In May 2026, the Financial Accounting Standards Board (“FASB”) issued guidance to provide recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The amendment is effective for annual and interim periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
In December 2025, the FASB issued guidance to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendment is effective for interim periods with annual reporting periods beginning after December 15, 2027, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.

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
Note 2: Segment Information
HPE's operations are organized into three segments for financial reporting purposes: Cloud & AI, Networking, and Corporate Investments and Other. HPE’s organizational structure is based on a number of factors that the Chief Operating Decision Maker (“CODM”), Antonio F. Neri, who is the President and Chief Executive Officer, uses to evaluate, view and run the Company's business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The three segments are based on this structure and information reviewed by HPE's management to evaluate segment results. A summary of the types of products and services within each segment is as follows:
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
Cloud & AI includes server and storage offerings. The Cloud & AI server portfolio includes general-purpose servers for multi-workload computing and workload-optimized servers to deliver the best performance and value for demanding applications, and integrated systems comprised of software and hardware designed to address High-Performance Computing and Supercomputing (including exascale applications), AI, Data Analytics, and Transaction Processing workloads for government and commercial customers globally. The Cloud & AI comprehensive storage portfolio offers a wide variety of cloud-native and hybrid solutions across storage, private cloud and the infrastructure software-as-a-service (“SaaS”) space. The storage product line includes data storage and data management offerings with the HPE Alletra Storage portfolio; unstructured data solutions and analytics for AI; data protection and archiving. Storage offerings also include the Company’s GreenLake Flex and software solutions. Financial services provides flexible investment solutions, such as leasing, financing, IT consumption, utility programs, and asset management services for customers that facilitate unique technology deployment models and the acquisition of complete IT solutions, including hardware, software, and services from HPE and others.
Corporate Investments and Other includes the Advisory and Professional Services (“A & PS”) business, which primarily offers consultative-led services, HPE and partner technology expertise and advice, implementation services as well as complex solution engagement capabilities; Telco, Instant On, and Hewlett Packard Labs.
Segment Policy
HPE does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
intangible assets, H3C divestiture related severance costs, severance costs associated with the cost reduction program, acquisition, disposition and other charges, and impairment charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Networking	Cloud & AI	Corporate Investments and Other	Total
		In millions
Three months ended April 30, 2026:
Total segment net revenue	$2,690	$7,707	$281	$10,678
Segment cost of sales	1,056	5,468	217	6,741
Segment operating expenses	1,053	1,285	73	2,411
Segment earnings (loss) from operations	$581	$954	$(9)	$1,526
Three months ended April 30, 2025(1):
Total segment net revenue	$1,084	$6,271	$272	$7,627
Segment cost of sales	422	4,760	204	5,386
Segment operating expenses	391	1,097	75	1,563
Segment earnings (loss) from operations	$271	$414	$(7)	$678

Six months ended April 30, 2026:
Total segment net revenue	$5,396	$14,041	$542	$19,979
Segment cost of sales	2,105	10,112	421	12,638
Segment operating expenses	2,070	2,330	142	4,542
Segment earnings (loss) from operations	$1,221	$1,599	$(21)	$2,799
Six months ended April 30, 2025(1):
Total segment net revenue	$2,160	$12,782	$539	$15,481
Segment cost of sales	817	9,704	406	10,927
Segment operating expenses	752	2,117	148	3,017
Segment earnings (loss) from operations	$591	$961	$(15)	$1,537

(1)     Effective at the beginning of the first quarter of fiscal 2026, HPE implemented an organizational change by (i) merging the Server, Hybrid Cloud, and Financial Services business segments into a new segment named Cloud & AI and (ii) transferring the Telco and Instant On businesses to Corporate Investments and Other from Networking. The Company reflected these changes to its segment information retrospectively. These changes had no impact on HPE’s previously reported consolidated net revenue, net earnings, net earnings per share or total assets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Earnings (Loss) Before Taxes:
Total segment earnings from operations	$1,526	$678	$2,799	$1,537
Unallocated corporate costs and eliminations	(103)	(65)	(194)	(144)
Stock-based compensation expense	(218)	(116)	(434)	(270)
Amortization of intangible assets	(323)	(37)	(634)	(75)
Impairment charges	—	(1,361)	—	(1,361)
Gain on sale of a business	—	—	—	244
H3C divestiture related severance costs	—	(20)	—	(97)
Cost reduction program	(30)	(146)	(53)	(146)
Acquisition, disposition and other charges	(105)	(42)	(267)	(120)
Interest and other, net	(73)	39	(127)	78
Earnings from equity interests	25	25	42	42
Total earnings (loss) before provision for taxes	$699	$(1,045)	$1,132	$(312)
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Americas:
United States	$3,952	$2,739	$7,272	$5,257
Americas excluding United States	602	562	1,105	1,436
Total Americas	4,554	3,301	8,377	6,693
Europe, Middle East and Africa	3,779	2,739	7,266	5,419
Asia Pacific and Japan	2,345	1,587	4,336	3,369
Total consolidated net revenue	$10,678	$7,627	$19,979	$15,481

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Disaggregation of Revenue
Net revenue disaggregated by segment and major product categories was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Networking:
Campus & Branch	$1,322	$880	$2,549	$1,744
Data Center Networking	320	96	764	188
Security	273	107	528	226
Routing	775	1	1,555	2
Total	2,690	1,084	5,396	2,160
Cloud & AI:
Server	5,454	4,109	9,686	8,457
Storage(1)	1,175	1,148	2,236	2,203
Financial Services	904	856	1,780	1,729
Other(2)	174	158	339	393
Total	7,707	6,271	14,041	12,782
Corporate Investments and Other	281	272	542	539
Total consolidated net revenue	$10,678	$7,627	$19,979	$15,481

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.
Note 3: Retirement Benefit Plans
The Company's net pension benefit credit for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Service cost	$15	$12	$30	$24
Interest cost(1)	95	89	188	178
Expected return on plan assets(1)	(159)	(146)	(315)	(295)
Amortization and Deferrals(1):
Actuarial loss	24	31	48	62
Prior service cost (benefit)	2	(1)	2	(2)
Net periodic benefit credit	(23)	(15)	(47)	(33)
Settlement loss and special termination benefits(1)	2	3	2	3
Total net benefit credit	$(21)	$(12)	$(45)	$(30)

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 4: Taxes on Earnings
Provision for Taxes
For the three months ended April 30, 2026 and 2025, the Company recorded income tax expense of $75 million and $5 million, respectively, which reflects an effective tax rate of 10.7% and (0.5)%, respectively. For the six months ended April 30,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2026 and 2025, the Company recorded income tax expense of $56 million and $111 million, respectively, which reflects an effective tax rate of 4.9% and (35.6)%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. For the three and six months ended April 30, 2025, the effective tax rate also included the effects of the non-deductible goodwill impairment.
For the three and six months ended April 30, 2026, the Company recorded $42 million of net income tax charges and $43 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended April 30, 2026, this amount primarily included $29 million of net income tax charges related to the increase in uncertain tax positions with respect to federal and state impacts of the U.S. income tax audit for fiscal 2020 to 2022. For the six months ended April 30, 2026, this amount primarily included $66 million of net income tax benefits related to the costs incurred as a result of the acquisition of Juniper Networks Inc. (“Juniper Networks”) (which was inclusive of a $24 million net income tax benefit from the tax impact of integration transactions) and $23 million of net excess tax benefits related to stock-based compensation, partially offset by $29 million of net income tax charges related to the increase in uncertain tax positions with respect to federal and state impacts of the U.S. income tax audit for fiscal 2020 to 2022.
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
Uncertain Tax Positions
As of April 30, 2026 and October 31, 2025, the amount of unrecognized tax benefits was $875 million and $474 million, respectively, of which up to $413 million and $326 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in Provision for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $10 million of interest expense and $19 million of interest income for the six months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and October 31, 2025, the Company had accrued $52 million and $42 million, respectively for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The Internal Revenue Service (“IRS”) is conducting audits of the Company's fiscal 2020 through 2022 U.S. federal income tax returns. During the second quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to the Company’s intercompany transfer pricing. During the second quarter of fiscal 2026, the Company submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $318 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the three and six months ended April 30, 2026 was not material. It is reasonably possible that the IRS audit for fiscal 2020 through 2022 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $369 million within the next 12 months; the majority of these unrecognized tax benefits are offset by adjustments to foreign tax credits that carry a full valuation allowance, which does not affect the Company’s effective tax rate.
With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. As a result of the IRS audit for fiscal 2020 through 2022, the Company is recording additional state reserves of $57 million for the changes to federal taxable income. It is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany transactions and

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
other matters. Juniper Networks is no longer subject to U.S. federal tax audits for years prior to 2022 and is not currently under examination by the IRS for other tax years.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Deferred tax assets	$3,099	$2,952
Deferred tax liabilities	(446)	(473)
Deferred tax assets net of deferred tax liabilities	$2,653	$2,479
Note 5: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	April 30, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$5,292	$5,773
Restricted cash(1)	62	86
Total	$5,354	$5,859

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	April 30, 2026	October 31, 2025
	In millions
Purchased parts and fabricated assemblies	$6,210	$4,139
Finished goods	2,824	2,213
Total	$9,034	$6,352
The Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $233 million and $282 million for the three and six months ended April 30, 2026, respectively.
Property, Plant and Equipment, net

	As of
	April 30, 2026	October 31, 2025
	In millions
Land	$254	$309
Internal use software	2,396	2,259
Buildings and leasehold improvements	1,906	2,075
Machinery and equipment, including equipment held for lease	7,811	7,987
Gross property, plant and equipment	12,367	12,630
Accumulated depreciation	(6,770)	(6,628)
Property, plant and equipment, net	$5,597	$6,002
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, presented within Accounts payable on the Condensed Consolidated Balance Sheets, amounted to $599 million, and $488 million as of April 30, 2026 and October 31, 2025, respectively.
The rollforward of outstanding obligations confirmed as valid under its supplier finance program for the six months ended April 30, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Balance at beginning of period	$488	$466
Invoices confirmed during the year	1,001	1,895
Confirmed invoices paid during the year	(890)	(1,873)
Balance at end of period	$599	$488
Warranties
The Company's aggregate product warranty liabilities and changes for the six months ended April 30, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Balance at beginning of period	$284	$301
Charges	68	206
Adjustments related to pre-existing warranties	—	(55)
Settlements made	(65)	(168)
Balance at end of period(1)	$287	$284

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of April 30, 2026, $124 million and $23 million was recorded in Other Accrued Liabilities and Other Non-current liabilities, respectively. As of October 31, 2025, $204 million and $34 million was recorded in Other accrued liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

	As of
	April 30, 2026	October 31, 2025
	In millions
Balance at beginning of period	$238	$49
Severance charges	82	418
Cash paid and other	(173)	(229)
Balance at end of period	$147	$238

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents severance charges as included in the Condensed Consolidated Statements of Earnings for the periods indicated:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Cost of sales	$7	$62	$12	$63
Research and development	3	23	7	31
Selling, general and administrative	17	79	26	147
Acquisition, disposition and other charges	10	—	37	—
Total severance charges	$37	$164	$82	$241
Transformation Programs
Restructuring activities related to the Company's employees and infrastructure under the Cost Optimization and Prioritization Plan and HPE Next Plan are presented in the table below:

	Cost Optimization and Prioritization Plan		HPE Next Plan
	Employee Severance	Infrastructure and other	Infrastructure and other
	In millions
Balance at October 31, 2025	$37	$61	$14
Cash paid and other	(13)	(8)	(2)
Balance at April 30, 2026	$24	$53	$12
The current restructuring liability related to the transformation programs, reported in Other accrued liabilities in the Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025 was $35 million and $42 million, respectively. The non-current restructuring liability related to the transformation programs, reported in Other non-current liabilities in the Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025 was $54 million and $70 million, respectively.
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Accounts receivable	$5,919	$4,916
Unbilled receivables	391	396
Allowances	(24)	(22)
Total	$6,286	$5,290

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The allowances for credit losses related to accounts receivable and changes for the six months ended April 30, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Balance at beginning of period	$22	$10
Provision for credit losses	12	33
Adjustments to existing allowances, including write offs	(10)	(21)
Balance at end of period	$24	$22
Sale of Trade Receivables
For the three and six months ended April 30, 2026, the Company sold $1.2 billion and $2.4 billion of trade receivables, respectively, and received gross proceeds of $1.1 billion and $2.3 billion, respectively. For the fiscal year ended October 31, 2025, the Company sold $3.7 billion of trade receivables. The Company recorded an obligation of $53 million and $59 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of April 30, 2026 and October 31, 2025, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

		As of
		April 30, 2026	October 31, 2025
	Location	In millions
Customer deposits	Other accrued liabilities	$313	$616
Customer deposits - non-current	Other non-current liabilities	34	72
Total customer deposits		$347	$688

Deferred revenue	Deferred revenue	$5,621	$5,358
Deferred revenue - non-current	Other non-current liabilities	5,220	4,980
Total deferred revenue		$10,841	$10,338
For the six months ended April 30, 2026, approximately $3.2 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2025.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of April 30, 2026, the aggregate amount of deferred revenue, was $10.8 billion. The Company expects to recognize approximately 37% of this balance over fiscal 2026, 26% over fiscal 2027, 17% over fiscal 2028, 10% over fiscal 2029, and 8% over fiscal 2030 and thereafter. The Company receives payments in advance of completion of its contractual obligations; these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of April 30, 2026, the aggregate amount of customer deposits was $347 million. The Company expects to recognize $313 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of April 30, 2026, the current and non-current portions of the capitalized costs to obtain a contract were $96 million and $140 million, respectively. As of October 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $109 million and $128 million, respectively. The current and non-current portions of the capitalized costs to

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and six months ended April 30, 2026 the Company amortized $28 million and $56 million, of capitalized costs to obtain a contract. For the three and six months ended April 30, 2025 the Company amortized $27 million and $54 million, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.
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

	As of
	April 30, 2026	October 31, 2025
	In millions
Minimum lease payments receivable	$9,897	$10,310
Unguaranteed residual value	719	694
Unearned income	(1,191)	(1,264)
Financing receivables, gross	9,425	9,740
Allowance for credit losses	(210)	(198)
Financing receivables, net	9,215	9,542
Less: current portion	(3,694)	(3,826)
Amounts due after one year, net	$5,521	$5,716
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three and six months ended April 30, 2026, the Company sold $20 million and $103 million, respectively. For the fiscal year ended October 31, 2025, the Company sold $196 million of financing receivables.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The credit risk profile of gross financing receivables, based on internal risk ratings as of April 30, 2026, presented on amortized cost basis by year of origination was as follows:

	As of April 30, 2026
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2026	$829	$538	$10
2025	2,183	1,046	28
2024	1,728	795	31
2023	853	475	43
2022 and prior	454	334	78
Total	$6,047	$3,188	$190
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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of April 30, 2026 and October 31, 2025 and the respective changes for the six and twelve months then ended were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Balance at beginning of period	$198	$194
Provision for credit losses	14	77
Adjustment to the existing allowance	8	(1)
Deductions	(10)	(72)
Balance at end of period	$210	$198

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	April 30, 2026	October 31, 2025
	In millions
Billed:(1)
Current 1-30 days	$368	$349
Past due 31-60 days	17	26
Past due 61-90 days	19	13
Past due > 90 days	70	70
Unbilled sales-type and direct-financing lease receivables	8,951	9,282
Total gross financing receivables	$9,425	$9,740
Gross financing receivables on non-accrual status(2)	$120	$168
Gross financing receivables 90 days past due and still accruing interest(2)	$90	$114

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended April 30,		For the six months ended April 30,
		2026	2025	2026	2025
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$193	$188	$388	$374
Lease income from operating leases	Services	500	539	1,008	1,086
Total lease income		$693	$727	$1,396	$1,460
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of April 30, 2026 and October 31, 2025, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors of the Company do not have recourse to the assets of the VIE.

	As of
	April 30, 2026	October 31, 2025
Assets held by VIE:	In millions
Other current assets	$52	$73
Financing receivables
Short-term	678	885
Long-term	928	1,283
Property, plant and equipment, net	504	775
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	933	1,159
Long-term debt, net of unamortized debt issuance costs	$861	$1,287
For the six months ended April 30, 2026, the Company did not transfer any financing receivables and leased equipment via securitization through the SPE. For the fiscal year ended October 31, 2025, financing receivables and leased equipment transferred via securitization through the SPE were $1.3 billion and $0.4 billion, respectively.
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
On May 13, 2026, the Company closed on the sale and disposition of 13.8% of the total issued share capital of H3C for approximately $987 million. On May 28, 2026, the Company closed on the sale of the remaining 5.2% of the total issued share capital of H3C for approximately $370 million.
Acquisition of Juniper Networks
On July 2, 2025, the Company completed the Juniper Networks merger (the “Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion, which was paid through cash on hand, including proceeds and term loan drawdowns from the financings in fiscal 2024, and commercial paper issuances. During the first half of fiscal 2026, the Company recorded measurement period adjustments resulting in an increase to goodwill of $111 million, primarily related to adjustments to deferred tax assets.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Acquisition costs related to the Merger were primarily included within Acquisition, disposition and other charges in the Condensed Consolidated Statements of Earnings. For the three and six months ended April 30, 2026, acquisition costs were $108 million and $231 million, respectively. For three and six months ended April 30, 2025, acquisition costs were $39 million and $72 million, respectively.
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2025, the Company reassessed its reporting units and determined that the former Server and Hybrid Cloud reporting units met the criteria to qualify as a single Cloud & AI (excluding Financial Services) reporting unit, and Intelligent Edge and Juniper Networks met the criteria to qualify as a single Networking reporting unit. The Cloud & AI segment contains the Cloud & AI (excluding Financial Services) and Financial Services reporting units. The Corporate Investments and Other segment contains the A & PS, Telco Solutions and Instant On reporting units. The following table represents the carrying value of goodwill, by segment as of April 30, 2026 and October 31, 2025.

	Networking	Cloud & AI	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2025(1)	$10,121	$13,599	$50	$23,770
Goodwill reclassified as held for sale(2)	—	—	(46)	(46)
Purchase price and other currency adjustments	104	—	—	104
Balance as of April 30, 2026(1)	$10,225	$13,599	$4	$23,828

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
The Cloud & AI (excluding Financial Services) reporting unit has goodwill of $13.5 billion as of April 30, 2026. In the current macroeconomic and inflationary environment, customers are investing selectively. This has resulted in moderate unit growth in server offerings offset by expansion of average unit selling prices as a result of higher commodity and input costs. In addition, the business is managing a storage product model transition to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods. The Cloud & AI (excluding Financial Services) reporting unit continues to focus on capturing market share in both traditional and AI servers and storage while maintaining operating margin and leveraging its strong portfolio of products and services. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, weighted average cost of capital increases, or if the Company has significant or sustained decline in its stock price, it is possible its estimates about this reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Cloud & AI (excluding Financial Services) reporting unit exceeding its estimated fair value and potential impairment charges.

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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of April 30, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents:
Time deposits	$—	$846	$—	$846	$—	$997	$—	$997
Money market funds	2,603	—	—	2,603	2,741	—	—	2,741
Total cash equivalents	2,603	846	—	3,449	2,741	997	—	3,738
Available-for-sale Debt Investments:
Foreign bonds	—	111	—	111	—	111	—	111
Other debt securities(1)	—	—	44	44	—	—	46	46
Total available-for-sale debt investments	—	111	44	155	—	111	46	157
Equity Investments:
Mutual funds	—	61	—	61	—	59	—	59
Equity securities in public companies	8	—	—	8	6	—	—	6
Total equity investments	8	61	—	69	6	59	—	65
Derivatives Instruments:
Foreign currency contracts	—	171	—	171	—	193	—	193
Other derivatives	—	9	—	9	—	2	—	2
Total assets	2,611	1,198	44	3,853	2,747	1,362	46	4,155
Liabilities
Derivatives Instruments:
Interest rate contracts	—	58	—	58	—	51	—	51
Foreign currency contracts	—	326	—	326	—	238	—	238
Total liabilities	$—	$384	$—	$384	$—	$289	$—	$289

(1) Available-for-sale debt securities with carrying values that approximate fair value.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of April 30, 2026, the estimated fair value and carrying value of the Company's short-term and long-term debt was $21.1 billion and $21.2 billion, respectively. As of October 31, 2025, the estimated fair value and carrying value of the Company's short-term and long-term debt was $22.5 billion and $22.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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
Non-Recurring Fair Value Measurements
Equity Investments without Readily Determinable Fair Value: Equity investments are recorded at cost and adjusted for impairments or observable price changes. For the three and six months ended April 30, 2026 and 2025, the Company recognized immaterial unrealized gains or losses. Cumulative adjustments as of April 30, 2026 were immaterial. Refer to Note 10, “Financial Instruments” for further information.
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
In the second quarter of fiscal 2025, the Company recorded a goodwill impairment charge of $1.4 billion associated with the Cloud & AI (excluding Financial Services) reporting unit. The fair values of the Company's reporting units were classified in Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of April 30, 2026			As of October 31, 2025
	Cost	Gross Unrealized Gains	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents
Time deposits	$846	$—	$846	$997	$—	$997
Money market funds	2,603	—	2,603	2,741	—	2,741
Total cash equivalents	3,449	—	3,449	3,738	—	3,738
Available-for-sale Investments
Debt Securities:
Foreign bonds	110	1	111	107	4	111
Other debt securities	41	3	44	44	2	46
Total debt securities	151	4	155	151	6	157
Equity Securities:
Equity securities in public companies	8	—	8	6	—	6
Mutual funds	61	—	61	59	—	59
Total equity securities	69	—	69	65	—	65
Total available-for-sale investments	220	4	224	216	6	222
Total cash equivalents and available-for-sale investments	$3,669	$4	$3,673	$3,954	$6	$3,960
As of April 30, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of April 30, 2026 and October 31, 2025. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of April 30, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$34	$34
Due in one to five years	1	1
Due in more than five years	116	120
Total	$151	$155

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Equity Investments
Non-marketable equity investments in privately held companies are included in Long-term financing receivables and other assets in the Condensed Consolidated Balance Sheets. These non-marketable equity investments are carried at cost under measurement alternative and adjusted for impairments or observable price changes. The carrying amount of investments was $73 million and $61 million as of April 30, 2026 and October 31, 2025, respectively. For the three and six months ended April 30, 2026 and 2025, the Company recognized immaterial unrealized gains or losses that are reflected in Interest and other, net in the Condensed Consolidated Statement of Earnings.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of April 30, 2026					As of October 31, 2025
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$1,200	$—	$—	$—	$58	$600	$—	$—	$—	$51
Cash Flow Hedges:
Foreign currency contracts	7,610	62	27	113	74	7,062	81	29	95	67
Net Investment Hedges:
Foreign currency contracts	2,125	22	26	44	44	2,126	20	24	30	20
Total derivatives designated as hedging instruments	10,935	84	53	157	176	9,788	101	53	125	138
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	6,232	30	4	38	13	7,167	37	2	22	4
Other derivatives	146	9	—	—	—	153	2	—	—	—
Total derivatives not designated as hedging instruments	6,378	39	4	38	13	7,320	39	2	22	4
Total derivatives	$17,313	$123	$57	$195	$189	$17,108	$140	$55	$147	$142
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	As of April 30, 2026
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$180	$—	$180	$144	$6	(1)	$30
Derivative liabilities	$384	$—	$384	$144	$164	(2)	$76

	As of October 31, 2025
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$195	$—	$195	$121	$16	(1)	$58
Derivative liabilities	$289	$—	$289	$121	$136	(2)	$32

(1)Represents the cash collateral posted by counterparties as of the respective reporting date for the Company's asset position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date.
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of April 30, 2026, of the $164 million of collateral posted, $158 million was in cash and $6 million was through the re-use of counterparty collateral. As of October 31, 2025, of the $136 million of collateral posted, $120 million was in cash and $16 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of		As of
	April 30, 2026	October 31, 2025	April 30, 2026	October 31, 2025
In millions
Long-term debt	$(1,345)	$(754)	$3	$(4)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$126	$(465)	$(65)	$(195)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	(108)	(64)	(49)	(21)
Total	$18	$(529)	$(114)	$(216)
As of April 30, 2026, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $15 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.
Effect of Derivative Instruments on the Condensed Consolidated Statements of Earnings
The following table represents the pre-tax effect of derivative instruments on total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value hedges and derivatives not designated as hedging instruments are recorded:

	Gains (Losses) Recognized in Income
	For the three months ended April 30,				For the six months ended April 30,
	2026		2025		2026		2025
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$10,678	$(73)	$7,627	$39	$19,979	$(127)	$15,481	$78
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$8	$—	$(15)	$—	$7	$—	$(30)
Derivatives designated as hedging instruments	—	(8)	—	15	—	(7)	—	30
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	6	47	39	(283)	(4)	(81)	83	(113)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	—	—	—	—	—	—	(1)
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	59	—	(130)	—	(1)	—	(76)
Other derivatives	—	8	—	—	—	8	—	4
Total gains (losses)	$6	$114	$39	$(413)	$(4)	$(74)	$83	$(186)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Current portion of long-term debt(1)	$2,249	$3,796
Commercial paper	637	681
Notes payable to banks, lines of credit and other	123	132
Total notes payable and short-term borrowings	3,009	4,609
Long-term debt	18,237	17,756
Total	$21,246	$22,365

(1)    As of April 30, 2026 and October 31, 2025, the Current portion of long-term debt, net of discount and issuance costs, included $0.9 billion and $1.2 billion respectively, both associated with the asset-backed debt securities issued by the Company.
Unsecured Senior Notes
In March 2026, the Company issued (i) $300 million of floating rate notes due March 23, 2028, with interest payable quarterly beginning June 23, 2026; (ii) $500 million of 4.5% Senior Notes due March 23, 2028, with interest payable semi-annually beginning September 23, 2026; (iii) $600 million of 4.6% Senior Notes due March 23, 2029, with interest payable semi-annually beginning September 23, 2026; and (iv) $600 million of 5.25% Senior Notes due April 1, 2033, with interest payable semi-annually beginning October 1, 2026.
In April 2026, the Company repaid $750 million of 1.75% Senior Notes on their original maturity date.
Financing arrangements
The Company maintains two commercial paper programs (the “Parent Programs”) and third program managed by a wholly-owned subsidiary, together with a revolving credit facility, and an uncommitted credit facility. There have been no changes to either of these financing arrangements since October 31, 2025. As of April 30, 2026 and October 31, 2025, no borrowings were outstanding under the Parent Programs, the revolving credit facility, or the uncommitted credit facility. Outstanding borrowings under the subsidiary’s commercial paper program were $637 million and $681 million, respectively.
Juniper Networks Acquisition Financing
In March 2026, the Company prepaid $1.25 billion against the outstanding balance under the three-year delayed draw term loan credit facility. The repayment was made at par, along with accrued interest. As of April 30, 2026, $0.75 billion was outstanding under this facility. In May 2026, the Company fully repaid this amount at par, along with accrued interest.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 12: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of April 30, 2026, and changes for the six months ended April 30, 2026 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$6	$(26)	$(2,058)	$(670)	$(2,748)
Other comprehensive loss before reclassifications	(2)	(65)	(1)	(23)	(91)
Reclassifications of losses into earnings	—	85	51	—	136
Tax provision	—	(1)	(11)	(2)	(14)
Balance at end of period	$4	$(7)	$(2,019)	$(695)	$(2,717)
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
Share Repurchase Program
For the six months ended April 30, 2026, the Company repurchased and settled 13.5 million shares under its share repurchase program through open market repurchases. As of April 30, 2026, the Company’s unsettled open market repurchases were immaterial. Shares repurchased for the six months ended April 30, 2026 were recorded as a $313 million reduction to stockholders’ equity. As of April 30, 2026, the Company had a remaining authorization of approximately $3.3 billion for future share repurchases.
Note 13: Net Earnings (Loss) Per Share
The Company calculates basic EPS using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended April 30,		For the six months ended April 30,
	2026	2025	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings (loss) attributable to common stockholders - Basic	$595	$(1,079)	$1,018	$(481)
Plus: 7.625% Series C mandatory convertible preferred stock dividends	29	—	—	—
Net earnings (loss) - Diluted	$624	$(1,079)	$1,018	$(481)
Denominator:
Weighted-average shares used to compute basic net EPS	1,335	1,322	1,335	1,319
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	76	—	—	—
Dilutive effect of employee stock plans(1)	21	—	21	—
Weighted-average shares used to compute diluted net EPS	1,432	1,322	1,356	1,319
Net EPS:
Basic	$0.45	$(0.82)	$0.76	$(0.36)
Diluted	$0.44	$(0.82)	$0.75	$(0.36)
Anti-dilutive Share Count(1)(2):
Employee stock plans	9	49	7	51
7.625% Series C mandatory convertible preferred stock	—	87	76	76
Total anti-dilutive weighted-average stock	9	136	83	127

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
Note 14: Litigation, Contingencies, and Commitments
Litigation
HPE is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with HPE’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), HPE and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. HPE records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. HPE reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, HPE believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
recorded adequate provisions for any such matters and, as of April 30, 2026, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
DOJ Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper Networks by HPE. On January 30, 2025, the Antitrust Division of the United States Department of Justice (“DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. On June 27, 2025, HPE, Juniper, and the DOJ filed an Asset Preservation and Hold Separate Stipulation and Order (“Stipulation”) and Proposed Final Judgment with the Court. Pursuant to the Stipulation, HPE has agreed to divest its global Instant On campus and branch business. HPE also has agreed to grant up to two licenses to the Mist AIOps source code, with the licensees determined through an auction process. In exchange, the DOJ agreed to dismiss its action to enjoin the Merger, subject to the Court’s approval of the Proposed Final Judgment under the Antitrust Procedures and Penalties Act (the “Tunney Act”). On June 30, 2025, the Court signed the Stipulation, allowing the Merger to proceed to closing. On October 14, 2025, the Attorneys General of twelve states and the District of Columbia (the “Attorneys General”) filed a motion to intervene in the Court’s Tunney Act process. Following a November 18, 2025 hearing, the Court issued an order granting the Attorneys General’s motion to intervene and set a status conference for December 16, 2025 to determine next steps, including the scope of the Attorneys General’s intervention rights under the Tunney Act. On November 18, 2025, the Attorneys General filed a motion to hold separate, seeking to enjoin further integration and consolidation of HPE and Juniper during the pendency of the Tunney Act proceedings. Following a January 8, 2026 hearing, the Court denied the Attorneys General’s motion to hold separate, allowing further integration of the companies to proceed. The Tunney Act hearing was held on March 23, 2026 to determine whether the Court will approve the settlement between HPE and the DOJ. The Court has taken the matter under advisement. The parties are awaiting the Court’s ruling.
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
Autonomy-Related Legal Proceedings. In 2015, four HPE subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims against Messrs. Lynch and Hussain, and dismissing a counterclaim filed by Mr. Lynch. In February 2024, the court held a two-week trial on damages. The Claimants sought recovery for $4 billion in losses. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed £740 million. The court held a hearing during the week of November 17, 2025, addressing a number of matters including costs (including attorneys’ fees), pre-judgment interest, issues relating to the currency in which the judgment should be paid, and the Lynch Estate’s right to appeal discrete issues in the Court’s May 2022 liability judgment and its July 2025 quantum judgment. On March 24, 2026, the U.K. High Court entered a ruling that provides a total judgment against the Lynch Estate of approximately $1.24 billion when adding interest and currency effects. The judgment amount reflects an approximately $145 million offset for amounts previously recovered by HPE and does not include attorneys’ fees, which will be determined at a later time. The U.K. High Court also rejected the Estate’s request for permission to appeal the liability and damages judgments. On April 14, 2026, the Lynch Estate filed a request with the Court of Appeal for permission to appeal the liability and damages judgments. A ruling is expected in 2026. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HP and HPE will share equally in any recovery.
Shared Litigation with HP Inc., DXC Technology Company and Micro Focus International plc.
As part of the Separation and Distribution Agreements between HPE and HP Inc., HPE and DXC, and HPE and Seattle SpinCo, the parties to each agreement agreed to cooperate with each other in managing certain existing litigation related to both parties’ businesses. The Separation and Distribution Agreements also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. (in the case of the separation of HPE from HP Inc.) or of HPE (in the case of the separation of DXC from HPE and the separation of Micro Focus from HPE), in each case arising prior to the applicable separation.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Unconditional Purchase Obligations
As of April 30, 2026, the Company had unconditional purchase obligations of approximately $5.7 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $3.4 billion, $1.1 billion, $568 million, $426 million, $187 million, and $96 million for fiscal years 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
The maximum potential future payments under performance guarantees and financing arrangements was $353 million as of April 30, 2026.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section, we use the terms “HPE”, the “Company”, “we”, “us” and “our” to refer to Hewlett Packard Enterprise Company.
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
The financial discussion and analysis in the following MD&A compares the three and six months ended April 30, 2026 to the comparable prior-year period and where appropriate, as of April 30, 2026, unless otherwise noted.
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
•Executive Overview. A discussion of our business and a summary of our financial performance and other highlights, including Generally accepted accounting Principles (“GAAP”) and non-GAAP financial measures, affecting the Company in order to provide context to the remainder of the MD&A.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first six months of fiscal 2026, the effects of the evolving macroeconomic environment on demand for information technology products and supply for components persisted and certain significant developments impacted our operations, as follows:
Technological Advancements: We have observed market trends and demand (of customers of various segments and sizes) gravitating towards AI, hybrid cloud, edge computing, data security capabilities, and related offerings. The volume of data at the edge continues to grow, driven by the proliferation of devices. As a result, the need for a unified cloud experience everywhere has grown, in order to manage the growth of data at the edge. Increasing demand for AI is also contributing to changes in the competitive landscape. With the abundance of data, there are opportunities to develop AI tools with powerful computational abilities to extract insights and value from the captured data. Secure networking that is purpose-built for AI workloads is the foundation that enables users to seamlessly connect and apply AI learnings to such data that lives in various ecosystems. While we believe our recent acquisition of Juniper Networks Inc. (“Juniper Networks”) positions us to capitalize on the growing market opportunities across AI-accelerated computing, data, cloud and networking, our major competitors and emerging competitors are expanding their product and service offerings with integrated products and solutions and exerting increased competitive pressure. We expect these market dynamics and trends to continue in the longer term.
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
Supply Chain: We experienced supply chain constraints for certain components, including graphics processing units (“GPUs”), accelerated processing units, solid-state drives (“SSDs”), and other memory components. We are affected by the worldwide shortage in memory components that began to impact the semiconductor industry in the first half of fiscal year 2026 primarily due to the accelerating growth in AI usage and the related rapid expansion in AI data centers and compute refresh cycles. In the first half of fiscal year 2026, we experienced supply chain constraints due to these component shortages and expect such dynamics to continue in the medium term as memory supply constraints may continue until memory vendors transition greater production allocations towards high performance memory components required by AI. The future remains uncertain due to the macroeconomic environment and dynamics discussed above, which have thus far impacted our ability to import and export components and finished products and increased our costs. Additionally, logistics costs have been, and may continue to remain, high due to changes in trade policies and ongoing geopolitical uncertainties and tensions. We have experienced higher-than-normal inventory levels, primarily due to frequent component part updates, customers transitioning to the next generation of GPUs, our efforts to secure supply ahead of demand, and longer customer acceptance timelines on AI-related orders. In addition, our current efforts to secure memory components and SSDs to meet forecasted demand may further increase our inventory levels in the medium term. While we have been working to reduce inventory, any or all of the aforementioned factors could contribute to sustained higher-than-normal levels and further uncertainty. We have experienced, and expect to continue experiencing, rising input component costs due to various factors, including but not limited to global trade uncertainties and the competitive pricing environment, all of which may impact our financial results. We are taking actions through continued disciplined cost pricing management and supply chain diversification to mitigate the impact of these dynamics. However, such actions may not fully mitigate any impact on our financial condition.
Recurring Revenue and Consumption Models: We continue to strengthen our core server and storage-oriented offerings and expand our offerings on the HPE GreenLake cloud, to deliver our entire portfolio as-a-service (“aaS”) and become the edge-to-cloud company of choice for our customers and partners. We expect that such flexible consumption model will continue to strengthen our customer relationships and contribute to growth in recurring revenue.
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
Recent Tax Developments: Proposals to reform U.S. and foreign tax laws could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Several of the proposals currently being considered, if enacted into law, could have an impact on our effective tax rate, income tax expense, and cash flows. Our future effective tax rate may also be impacted by judicial decisions, changes in interpretation of regulations, as well as additional legislation and guidance. Further, the Organisation for Economic Co-operation and Development (“OECD”), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles, namely, its Pillar Two framework, which imposes a global minimum corporate tax rate of 15%. To date, approximately 65 countries have enacted portions, or all, of the OECD proposal. The adoption and effective dates of these rules may vary by country and could increase tax complexity and uncertainty and may adversely affect our provision for income taxes. While we do not anticipate a material adverse impact to our financial position in fiscal 2026, additional changes to global tax laws are likely to occur. For instance, some countries have enacted, and others have proposed, taxes based on gross receipts applicable to digital services, regardless of profitability. Such changes may adversely affect our tax liability. In addition, the United States has considered, and may adopt, reciprocal tax measures in response to such regimes. These developments could increase our global tax burden, result in double taxation, and adversely affect our tax liability.
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. During the first quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to our intercompany transfer pricing. During the second quarter of fiscal 2026, we submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $318 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the three and six months ended April 30, 2026 was not material. It is reasonably possible that the IRS audit for fiscal 2020 through 2022 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $369 million within the next 12 months; the majority of these unrecognized tax benefits are offset by adjustments to foreign tax credits that carry a full valuation allowance, which does not affect our effective tax rate.
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
Trade and Tariffs Update: On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
Other Trends and Uncertainties: The impacts of geopolitical volatility (including the ongoing geopolitical instability and conflict in the Middle East, the ongoing conflict in Ukraine, and the relationship between China and the U.S.) may impact our operations, financial performance, and ability to conduct business in some non-U.S. markets. We have, in the past, entered into contracts for the sale of certain products and services that reflect discounting due to competitive pressures or were negotiated at prices prior to the recent escalation of component costs, which have resulted in lower margins than expected, and we expect will continue to negatively impact our margins in the near term. We have been monitoring and seeking to mitigate these risks with adjustments to our manufacturing, supply chain, and distribution networks, as well as our pricing and discounting

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
practices. We remain focused on executing our key strategic priorities, building long-term value creation for our stakeholders, and addressing our customers’ needs while continuing to make prudent decisions in response to the environment.
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
On May 13, 2026, we closed on the sale and disposition of 13.8% of the total issued share capital of H3C for approximately $987 million. On May 28, 2026, the Company closed on the sale of the remaining 5.2% of the total issued share capital of H3C for approximately $370 million.
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
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
implementation of the Program. In connection with the Program, we incurred charges of $30 million and $53 million for the three and six months ended April 30, 2026, respectively, and $146 million for the three and six months ended April 30, 2025.
In addition, the Company expects to achieve at least $600 million in cost savings from synergies by fiscal 2028, related to the integration of Juniper Networks. These synergies are expected to require approximately $800 million of investment, primarily tied to headcount, supply chain optimization, and portfolio rationalization. In connection with the integration of Juniper Networks, we incurred acquisition costs of $108 million and $231 million, for the three and six months ended April 30, 2026, respectively.
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Net revenue of $10.7 billion represented an increase of 40.0%, primarily due to higher revenue in the Networking segment from the Merger, and an increase in the average selling price in the Cloud & AI segment. The gross profit margin of 36.5% (or $3.9 billion), represents an increase of 8.1 percentage points from the prior-year period, primarily due to higher revenue in the Networking and Cloud & AI segments. The operating profit margin of 7.0% represents an increase of 21.5 percentage points from the prior-year period, primarily due to aforementioned gross margin improvement and the absence of goodwill impairment recorded in the prior-year period.
Six months ended April 30, 2026 compared with six months ended April 30, 2025
Net revenue of $20.0 billion represented an increase of 29.1%, primarily due to higher revenue in the Networking segment from the Merger, and an increase in the average selling price in the Cloud & AI segment. The gross profit margin of 36.2% (or $7.2 billion), represents an increase of 7.4 percentage points from the prior-year period, primarily due to higher revenue in the Networking and Cloud & AI segments. The operating profit margin of 6.1% represents an increase of 10.5 percentage points from the prior-year period, primarily due to aforementioned gross margin improvement and the absence of goodwill impairment recorded in the prior-year period.
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2026	2025	Change	2026	2025	Change
	Dollars in millions, except per share amounts
Net revenue	$10,678	$7,627	40.0%	$19,979	$15,481	29.1%
Gross profit	$3,900	$2,169	79.8%	$7,240	$4,464	62.2%
Gross profit margin	36.5%	28.4%	8.1pts	36.2%	28.8%	7.4pts
Earnings (loss) from operations	$747	$(1,109)	167.4%	$1,217	$(676)	280.0%
Operating profit margin	7.0%	(14.5)%	21.5pts	6.1%	(4.4)%	10.5pts
Net earnings (loss) attributable to HPE	$624	$(1,050)	159.4%	$1,076	$(423)	354.4%
Net earnings (loss) attributable to common stockholders	$595	$(1,079)	155.1%	$1,018	$(481)	311.6%
Diluted net earnings (loss) per share attributable to common stockholders(1)	$0.44	$(0.82)	$1.26	$0.75	$(0.36)	$1.11
Cash flow provided by (used in) operations	$1,410	$(461)	$1,871	$2,588	$(851)	$3,439

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended April 30,			For the six months ended April 30,
	2026	2025	Change	2026	2025	Change
	Dollars in millions, except per share amounts
Non-GAAP gross profit	$3,937	$2,244	75.4%	$7,340	$4,554	61.2%
Non-GAAP gross profit margin	36.9%	29.4%	7.5pts	36.7%	29.4%	7.3pts
Non-GAAP earnings from operations	$1,423	$613	132.1%	$2,605	$1,393	87.0%
Non-GAAP operating profit margin	13.3%	8.0%	5.3pts	13.0%	9.0%	4.0pts
Non-GAAP net earnings attributable to HPE	$1,136	$545	108.4%	$2,066	$1,229	68.1%
Non-GAAP net earnings attributable to common stockholders	$1,107	$516	114.5%	$2,008	$1,171	71.5%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$0.79	$0.38	$0.41	$1.44	$0.87	$0.57
Free cash flow	$915	$(847)	$1,762	$1,623	$(1,724)	$3,347

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
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as the Company’s financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the second quarter of fiscal 2026, we paid a quarterly dividend of $0.1425 per share of common stock. On June 1, 2026, we declared a regular cash dividend of $0.1425 per share of our common stock, payable on or about July 15, 2026, to our holders of record as of the close of business on June 16, 2026. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on June 1, 2026, to holders of record as of the close of business on May 15, 2026.
As of April 30, 2026, we had a remaining authorization of approximately $3.3 billion for future share repurchases.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended April 30,				For the six months ended April 30,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
Net revenue	$10,678	100.0%	$7,627	100.0%	$19,979	100.0%	$15,481	100.0%
Cost of sales (exclusive of amortization shown separately below)	6,778	63.5	5,458	71.6	12,739	63.8	11,017	71.2
Gross profit	3,900	36.5	2,169	28.4	7,240	36.2	4,464	28.8
Research and development	922	8.6	540	7.1	1,666	8.3	1,015	6.6
Selling, general and administrative	1,830	17.1	1,298	17.0	3,528	17.7	2,566	16.6
Amortization of intangible assets	323	3.0	37	0.5	634	3.2	75	0.5
Impairment charges	—	—	1,361	17.8	—	—	1,361	8.8
Acquisition, disposition and other charges	78	0.7	42	0.6	195	1.0	123	0.8
Earnings (loss) from operations	747	7.0	(1,109)	(14.5)	1,217	6.1	(676)	(4.4)
Interest and other, net	(73)	(0.7)	39	0.5	(127)	(0.6)	78	0.5
Gain on sale of a business	—	—	—	—	—	—	244	1.6
Earnings from equity interests	25	0.2	25	0.3	42	0.2	42	0.3
Earnings (loss) before provision for taxes	699	6.5	(1,045)	(13.7)	1,132	5.7	(312)	(2.0)
Provision for taxes	(75)	(0.7)	(5)	(0.1)	(56)	(0.3)	(111)	(0.7)
Net earnings (loss) attributable to HPE	624	5.8	(1,050)	(13.8)	1,076	5.4	(423)	(2.7)
Preferred stock dividends	(29)	(0.3)	(29)	(0.4)	(58)	(0.3)	(58)	(0.4)
Net earnings (loss) attributable to common stockholders	$595	5.6%	$(1,079)	(14.2)%	$1,018	5.1%	$(481)	(3.1)%

(1)Certain amounts may not add due to use of rounded numbers.
Three and six months ended April 30, 2026 compared with the three and six months ended April 30, 2025
Net revenue
For the three months ended April 30, 2026, total net revenue of $10.7 billion represented an increase of $3.1 billion, or 40.0%. U.S. net revenue increased by $1.2 billion, or 44.3%, to $4.0 billion, and net revenue from outside of the U.S. increased by $1.8 billion, or 37.6%, to $6.7 billion.
For the six months ended April 30, 2026, total net revenue of $20.0 billion represented an increase of $4.5 billion, or 29.1%. U.S. net revenue increased by $2.0 billion, or 38.3%, to $7.3 billion, and net revenue from outside of the U.S. increased by $2.5 billion, or 24.3%, to $12.7 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

	For the three months ended April 30, 2026	For the six months ended April 30, 2026
	Percentage Points
Networking	21.1	20.9
Cloud & AI	18.8	8.1
Corporate Investments and Other	0.1	0.1
Total HPE	40.0	29.1
Three months ended April 30, 2026 compared with three months ended April 30, 2025
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Networking net revenue increased $1.6 billion, or 148.2%, primarily due to revenue attributable to Juniper Networks
•Cloud & AI net revenue increased $1.4 billion, or 22.9%, primarily due to an increase in the average selling price
Six months ended April 30, 2026 compared with six months ended April 30, 2025
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Networking net revenue increased $3.2 billion, or 149.8%, primarily due to revenue attributable to Juniper Networks
•Cloud & AI net revenue increased $1.3 billion, or 9.8%, primarily due to an increase in the average selling price
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended April 30, 2026, the total gross profit margin of 36.5%, represents an increase of 8.1 percentage points, as compared to the respective prior year period. For the six months ended April 30, 2026, the total gross profit margin of 36.2%, represents an increase of 7.4 percentage points, as compared to the respective prior year period. The increases were primarily due to the favorable mix of higher-margin revenues in the Networking and Cloud & AI segments and the acquisition of Juniper Networks.
Operating expenses
Research and development (“R&D”)
For the three months ended April 30, 2026, R&D expense increased by $382 million, or 70.7%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 61.1 percentage points to the change.
For the six months ended April 30, 2026, R&D expense increased by $651 million, or 64.1%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 54.7 percentage points to the change.
Selling, general and administrative (“SG&A”)
For the three months ended April 30, 2026, SG&A expense increased by $532 million, or 41.0%, primarily due to higher variable employee costs and increased operating expenses associated with Juniper Networks, which contributed 35.3 percentage points to the change.
For the six months ended April 30, 2026, SG&A expense increased by $962 million, or 37.5%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 31.2 percentage points to the change.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Amortization of intangible assets
For the three and six months ended April 30, 2026, amortization of intangible assets increased by $286 million, or 773.0%, and $559 million, or 745.3%, respectively, primarily due to the amortization expense of the acquired intangibles as a result of the Merger.
Impairment charges
Impairment charges for the three and six months ended April 30, 2025 represents a partial goodwill impairment charge of $1.4 billion, as it was determined that the fair value of the Cloud & AI (excluding Financial Services) reporting unit was below the carrying value of its net assets.
Acquisition, disposition and other charges
For the three and six months ended April 30, 2026, acquisition, disposition and other charges increased by $36 million or 85.7%, and $72 million or 58.5%, respectively, primarily due to costs incurred in connection with the Merger.
Interest and other, net
For the three and six months ended April 30, 2026, interest and other, net expense increased by $112 million, or 287.2%, and $205 million, or 262.8%, respectively, primarily due to higher net interest expense of $108 million and $232 million, respectively.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $244 million.
Provision for taxes
For the three months ended April 30, 2026 and 2025, we recorded income tax expense of $75 million and $5 million, respectively, which reflects an effective tax rate of 10.7% and (0.5)%, respectively. For the six months ended April 30, 2026 and 2025, we recorded income tax expense of $56 million and $111 million, respectively, which reflects an effective tax rate of 4.9% and (35.6)%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. For the three and six months ended April 30, 2025, the effective tax rate also included the effects of the non-deductible goodwill impairment.
For further discussion, refer to Note 4, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Segment Information
HPE's organizational structure is based on a number of factors that the Chief Operating Decision Maker, who is the Chief Executive Officer, uses to evaluate, view, and run our business operations, which include, but are not limited to, customer base and homogeneity of products and technology. The segments are based on this structure and information reviewed by HPE's management to evaluate segment results.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended April 30, 2026, as compared to the prior-year period:

	HPE Consolidated		Networking		Cloud & AI		Corporate Investments and Other
	Dollars in millions
Net revenue	$10,678		$2,690		$7,707		$281
Year-over-year change %	40.0%		148.2%		22.9%		3.3%
Gross profit as a % of net revenue	36.5%		60.7%		29.1%		22.8%
Earnings (loss) from operations(1)	$747		$581		$954		$(9)
Earnings (loss) from operations as a % of net revenue	7.0%		21.6%		12.4%		(3.2)%
Year-over-year change percentage points	21.5	pts	(3.4)	pts	5.8	pts	(0.6)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the six months ended April 30, 2026, as compared to the prior-year period:

	HPE Consolidated		Networking		Cloud & AI		Corporate Investments and Other
	Dollars in millions
Net revenue	$19,979		$5,396		$14,041		$542
Year-over-year change %	29.1%		149.8%		9.8%		0.6%
Gross profit as a % of net revenue	36.2%		61.0%		28.0%		22.3%
Earnings (loss) from operations(1)	$1,217		$1,221		$1,599		$(21)
Earnings (loss) from operations as a % of net revenue	6.1%		22.6%		11.4%		(3.9)%
Year-over-year change percentage points	10.5	pts	(4.8)	pts	3.9	pts	(1.1)	pts

(1)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, H3C divestiture related severance costs, severance costs related to the cost reduction program, acquisition, disposition and other charges, and impairment charges.
Networking

	For the three months ended April 30,			For the six months ended April 30,
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Networking net revenue:
Campus & Branch	$1,322	$880	50.2%	$2,549	$1,744	46.2%
Data Center Networking	320	96	233.3%	764	188	306.4%
Security	273	107	155.1%	528	226	133.6%
Routing	775	1	N/M	1,555	2	N/M
Total Networking net revenue	2,690	1,084	148.2%	5,396	2,160	149.8%
Cost of sales	1,056	422	150.2%	2,105	817	157.6%
Gross profit	1,634	662	146.8%	3,291	1,343	145.0%
Operating expenses	1,053	391	169.3%	2,070	752	175.3%
Earnings from operations	$581	$271	114.4%	$1,221	$591	106.6%
Earnings from operations as a % of net revenue	21.6%	25.0%		22.6%	27.4%

N/M - Not meaningful

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Networking segment net revenue increased by $1,606 million, or 148.2%, primarily due to a $998 million, or 125.7%, increase in product revenue, and $608 million, or 209.7%, increase in service revenue. The increase in product and service revenue was primarily led by revenue attributable to Juniper Networks.
Networking segment gross profit increased by $972 million, or 146.8%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $634 million, or 150.2%, which was primarily attributable to Juniper Networks.
Networking segment earnings from operations increased by $310 million, or 114.4%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $662 million, or 169.3%. The increase in operating expenses was primarily attributable to Juniper Networks and higher variable employee costs.
Six months ended April 30, 2026 compared with six months ended April 30, 2025
Networking segment net revenue increased by $3,236 million, or 149.8%, primarily due to a $2,029 million, or 128.2%, increase in product revenue, and $1,207 million, or 209.2%, increase in service revenue. The increase in product and service revenue was primarily led by revenue attributable to Juniper Networks.
Networking segment gross profit increased by $1,948 million, or 145.0%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $1,288 million, or 157.6%, which was primarily attributable to Juniper Networks.
Networking segment earnings from operations increased by $630 million, or 106.6%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $1,318 million, or 175.3%. The increase in operating expenses was primarily attributable to Juniper Networks and higher variable employee costs.
Cloud & AI

	For the three months ended April 30,			For the six months ended April 30,
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Cloud & AI net revenue:
Server	$5,454	$4,109	32.7%	$9,686	$8,457	14.5%
Storage(1)	1,175	1,148	2.4%	2,236	2,203	1.5%
Financial Services	904	856	5.6%	1,780	1,729	2.9%
Other(2)	174	158	10.1%	339	393	(13.7)%
Total Cloud & AI net revenue	7,707	6,271	22.9%	14,041	12,782	9.8%
Cost of sales	5,468	4,760	14.9%	10,112	9,704	4.2%
Gross profit	2,239	1,511	48.2%	3,929	3,078	27.6%
Operating expenses	1,285	1,097	17.1%	2,330	2,117	10.1%
Earnings from operations	$954	$414	130.4%	$1,599	$961	66.4%
Earnings from operations as a % of net revenue	12.4%	6.6%		11.4%	7.5%

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.
Three months ended April 30, 2026 compared with three months ended April 30, 2025
Cloud & AI segment net revenue increased by $1,436 million, or 22.9%, primarily due to an increase in Server net revenue. Server net revenue increased by $1,345 million, or 32.7%, predominantly due to an increase in the average selling price. The increase in average selling price was due to commodity price increases, especially memory and SSDs.
Cloud & AI gross profit increased by $728 million, or 48.2%, primarily driven by increased net revenue. This increase was due to favorable mix of higher-margin revenues, partially offset by higher commodity and input costs.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Cloud & AI earnings from operations increased by $540 million, or 130.4%, primarily driven by higher gross profit, partially offset by an increase in operating expenses of $188 million, or 17.1%, due to higher variable employee costs.
Six months ended April 30, 2026 compared with six months ended April 30, 2025
Cloud & AI segment net revenue increased by $1,259 million, or 9.8%, primarily due to an increase in Server net revenue. Server net revenue increased by $1,229 million, or 14.5%, predominantly due to an increase in the average selling price. The increase in average selling price was due to commodity price increases, especially memory and SSDs.
Cloud & AI gross profit increased by $851 million, or 27.6%, primarily driven by increased net revenue. This increase was due to favorable mix of higher-margin revenues, partially offset by higher commodity and input costs.
Cloud & AI earnings from operations increased by $638 million, or 66.4%, primarily driven by higher gross profit, partially offset by an increase in operating expenses of $213 million, or 10.1%, due to higher variable employee costs.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP which requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, net revenue, and expenses, and the disclosure of contingent liabilities. An accounting policy is deemed to be critical if the nature of the estimate or assumption it incorporates is subject to a material level of judgment related to matters that are highly uncertain, and changes in those estimates and assumptions are reasonably likely to materially impact our Condensed Consolidated Financial Statements.
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
As of April 30, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Current Overview
We use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows will be generally sufficient to support our operating businesses, capital expenditures, product development initiatives, and disposal activities including legal settlements, restructuring activities, indemnifications, maturing debt, interest payments, and income tax payments, in addition to any future investments, share repurchases, and stockholder dividend payments. We expect to supplement this short-term liquidity, if necessary, by accessing the capital markets, issuing commercial paper, and borrowing under credit facilities made available by various domestic and foreign financial institutions. However, our access to capital markets may be constrained and our cost of borrowing may increase under certain business, market and economic conditions. We anticipate that the funds made available, and cash generated from our operations, along with our access to capital markets, will be sufficient to meet our liquidity requirements for at least the next twelve months and for the foreseeable future thereafter. Our liquidity is subject to various risks including the risks identified in the section entitled “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as modified by the risk statements in the section titled “Risk Factors” in Item 1A of Part II subsequent Quarterly Reports, and market risks identified in the section entitled “Quantitative and Qualitative Disclosures about Market Risk” in Item 3 of Part I of this Quarterly Report.
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of April 30, 2026. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $312 million, during the first six months of fiscal 2026. As of April 30, 2026, we had a remaining authorization of approximately $3.3 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
In May 2026, we repaid the entire $0.75 billion outstanding under the three-year delayed draw-down term loan credit facility at par, along with accrued interest.
On December 18, 2025, we announced an agreement to divest our Telco Solutions business to HCLTech.
On November 17, 2025 and November 28, 2025, we announced plans to divest our remaining investment in H3C’s issued share capital for approximately $1.4 billion. On May 13, 2026, we closed on the sale and disposition of 13.8% of the total issued share capital of H3C for approximately $987 million. On May 28, 2026, the Company closed on the sale of the remaining 5.2% of the total issued share capital of H3C for approximately $370 million. For more information, see Note 7, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	April 30, 2026	October 31, 2025
	In millions
Cash, cash equivalents and restricted cash	$5,354	$5,859
Total debt	21,246	22,365
Available borrowing resources	6,497	6,122
Commercial paper programs(1)	5,113	5,069
Uncommitted lines of credit(2)	$1,384	$1,053

(1)     The maximum borrowing amounts available under the commercial paper programs and revolving credit facility are $5.75 billion and $5.25 billion, respectively, as of both April 30, 2026 and October 31, 2025. The combined borrowings between both sources cannot exceed $5.75 billion.
(2)    The maximum aggregate capacity under the uncommitted lines of credit is $1.8 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the six months ended April 30,
	2026	2025
	In millions
Net cash provided by (used in) operating activities	$2,588	$(851)
Net cash used in investing activities	(993)	(1,012)
Net cash used in financing activities	(2,091)	(1,492)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(9)	38
Change in cash, cash equivalents and restricted cash	$(505)	$(3,317)
Free cash flow	$1,623	$(1,724)

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating Activities
For the six months ended April 30, 2026, net cash provided by operating activities increased by $3.4 billion, as compared to the corresponding period in fiscal 2025. The increase was primarily due to the timing of vendor payments and higher net cash generated from operations, primarily due to the acquisition of Juniper Networks.
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	April 30, 2026	October 31, 2025	Change	April 30, 2025	October 31, 2024	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	53	49	4	46	38	8	7
Days of supply in inventory ("DOS")	120	89	31	134	120	14	(14)
Days of purchases outstanding in accounts payable ("DPO")	(150)	(108)	(42)	(154)	(170)	16	4
Cash conversion cycle	23	30	(7)	26	(12)	38	(3)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2025, the increase in DSO in the current period was primarily due to a decrease in early payments, along with the impact of the Merger.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the decrease in DOS in the current period was primarily due to higher shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the decrease in DPO in the current period was primarily due to higher payments to contract manufacturers.
Investing Activities
For the six months ended April 30, 2026, there was no material change in net cash used in investing activities, as compared to the corresponding period in fiscal 2025.
Financing Activities
For the six months ended April 30, 2026, net cash used in financing activities increased by $0.6 billion, as compared to the corresponding period in fiscal 2025. This increase was primarily due to higher repayments of debt of $2.3 billion, partially offset by higher proceeds from debt, net of issuance costs of $2.0 billion, and higher cash utilized for share repurchases of $0.2 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the six months ended April 30, 2026, FCF increased by $3.3 billion, as compared to the corresponding period in fiscal 2025. This was primarily due to higher cash provided by operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.

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
Significant funding and liquidity activities for the six months ended April 30, 2026 were as follows:
Debt Issuances:
•In March 2026, we issued multiple debt instruments, including: (i) $300 million of floating rate notes due March 23, 2028; (ii) $500 million of 4.5% Senior Notes due March 23, 2028; (iii) $600 million of 4.6% Senior Notes due March 23, 2029; and (iv) $600 million of 5.25% Senior Notes due April 1, 2033.
Debt Repayments:
•In April 2026, we repaid $750 million of 1.75% Senior Notes on their original maturity date.
•In March 2026, we prepaid $1.25 billion of the $2.0 billion outstanding balance under the three-year delayed draw term loan credit facility.
•In December 2025, we repaid $400 million of 1.20% Juniper Global Notes on their original maturity date.
•During the six months ended April 30, 2026, we repaid $0.7 billion of the outstanding asset-backed debt securities.
Cash Requirements and Commitments
Unconditional purchase obligations
As of April 30, 2026, unconditional purchase obligations totaled $5.7 billion, of which $3.4 billion is due within fiscal 2026. Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty.
Retirement Benefit Plan Funding
For the remainder of fiscal 2026, we anticipate making contributions of approximately $118 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Restructuring Plans
As of April 30, 2026, we expect to make future cash payments of approximately $89 million in connection with our approved restructuring plans, which includes $17 million expected to be paid through the remainder of fiscal 2026 and $72 million expected to be paid thereafter.
Cost Savings Plans
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In connection with the integration of Juniper Networks, we expect to incur costs by fiscal year 2028 to achieve synergies, actual costs incurred may differ from estimates. As of April 30, 2026, we expect to make future cash payments of approximately $726 million in connection with the cost savings plans, which includes $229 million expected to be paid through the remainder of fiscal 2026 and $497 million expected to be paid thereafter.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Uncertain Tax Positions
As of April 30, 2026, we had approximately $233 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $10 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP net revenue	$10,678	100%	$7,627	100%	$19,979	100%	$15,481	100%
GAAP cost of sales	6,778	63.5%	5,458	71.6%	12,739	63.8%	11,017	71.2%
GAAP gross profit	3,900	36.5%	2,169	28.4%	7,240	36.2%	4,464	28.8%
Non-GAAP adjustments
Stock-based compensation expense	23	0.2%	13	0.2%	47	0.2%	30	0.2%
Acquisition, disposition and other charges	6	0.1%	—	—%	40	0.2%	(3)	—%
Cost reduction program	8	0.1%	46	0.6%	13	0.1%	46	0.3%
H3C divestiture related severance costs	—	—%	16	0.2%	—	—%	17	0.1%
Non-GAAP gross profit	$3,937	36.9%	$2,244	29.4%	$7,340	36.7%	$4,554	29.4%

(1)Certain amounts may not add due to use of rounded numbers.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP earnings (loss) from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended April 30,				For the six months ended April 30,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP earnings (loss) from operations	$747	7.0%	$(1,109)	(14.5)%	$1,217	6.1%	$(676)	(4.4)%
Non-GAAP Adjustments:
Amortization of intangible assets	323	3.0%	37	0.5%	634	3.2%	75	0.5%
Impairment charges	—	—%	1,361	17.8%	—	—%	1,361	8.8%
Stock-based compensation expense	218	2.0%	116	1.5%	434	2.2%	270	1.7%
H3C divestiture related severance costs	—	—%	20	0.3%	—	—%	97	0.6%
Cost reduction program	30	0.3%	146	1.9%	53	0.3%	146	0.9%
Acquisition, disposition and other charges	105	1.0%	42	0.6%	267	1.3%	120	0.8%
Non-GAAP earnings from operations	$1,423	13.3%	$613	8.0%	$2,605	13.0%	$1,393	9.0%

(1)Certain amounts may not add due to use of rounded numbers.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings (loss) and diluted net EPS to non-GAAP net earnings and diluted net EPS.

	For the three months ended April 30,				Six months ended April 30,
	2026		2025		2026		2025
	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)
	Dollars in millions except per share amounts
GAAP net earnings (loss) attributable to common stockholders	$595		$(1,079)	$(0.82)	$1,018	$0.75	$(481)	$(0.36)
Preferred stock dividends	29		29		58		58
GAAP net earnings (loss) attributable to HPE	624	$0.44	(1,050)		1,076		(423)
Non-GAAP Adjustments:
Amortization of intangible assets	323	0.23	37	0.03	634	0.47	75	0.06
Impairment charges	—	—	1,361	1.03	—	—	1,361	1.03
Stock-based compensation expense	218	0.15	116	0.09	434	0.32	270	0.20
Gain on sale of a business	—	—	—	—	—	—	(244)	(0.18)
H3C divestiture related severance costs	—	—	20	0.02	—	—	97	0.07
Cost reduction program	30	0.02	146	0.11	53	0.04	146	0.11
Acquisition, disposition and other charges	105	0.08	42	0.03	267	0.19	120	0.08
Adjustments for equity interests	(25)	(0.02)	—	—	(42)	(0.03)	—	—
Loss (gain) on equity investments, net	3	—	(7)	(0.01)	(11)	(0.01)	(9)	(0.01)
Other adjustments(2)	(32)	(0.04)	(29)	(0.02)	(65)	(0.08)	(58)	(0.04)
Adjustments for taxes	(110)	(0.07)	(91)	(0.08)	(280)	(0.21)	(106)	(0.09)
Non-GAAP net earnings attributable to HPE(3)	1,136	$0.79	545	$0.38	2,066	$1.44	1,229	$0.87
Preferred stock dividends	(29)		(29)		(58)		(58)
Non-GAAP net earnings attributable to common stockholders	$1,107		$516		$2,008		$1,171

(1) The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method. See Note 13 “Net Earnings (Loss) Per Share”, to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information. The diluted net EPS adjustment includes the impact to Non-GAAP net earnings attributable to HPE for the dilutive effect of preferred stock.
(2)    Other adjustments includes non-service net periodic benefit credit and tax indemnification and other adjustments.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Shares used to calculate Non-GAAP diluted net EPS.

	For the three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
	In millions
Weighted-average shares used to compute basic net EPS	1,335	1,322	1,335	1,319
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	76	87	76	76
Dilutive effect of employee stock plans	21	10	21	14
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,432	1,419	1,432	1,409
Reconciliation of net cash provided by (used in) operating activities to free cash flow.

	For the three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
	In millions
Net cash provided by (used in) operating activities	$1,410	$(461)	$2,588	$(851)
Investment in property, plant and equipment and software assets	(583)	(547)	(1,152)	(1,075)
Proceeds from sale of property, plant and equipment	130	80	196	164
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(42)	81	(9)	38
Free cash flow	$915	$(847)	$1,623	$(1,724)
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
•We incur costs related to our acquisition, disposition and other charges. Charges include expenses associated with acquisitions, non-cash amortization of fair value adjustment for inventory in connection with the Merger, exit costs associated with disposal activities, transformation costs (credits), and disaster (recovery) charges. We exclude these costs because we consider these charges to be discrete events and do not believe they are reflective of normal continuing business operations. For the three and six months ended April 30, 2026, acquisition charges were driven by costs associated with the Merger and miscellaneous disposition related charges. For the three and six months ended April 30, 2025, acquisition charges were driven by costs associated with the pending acquisition of Juniper Networks and miscellaneous disposition related charges.
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
Non-GAAP earnings from operations and non-GAAP operating profit margin consist of earnings from operations or earnings from operations as a percentage of net revenue excluding the items mentioned above and charges relating to the amortization of intangible assets and impairment charges. In addition to the items previously explained above, management excludes these items for the following reasons:
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
•In the second quarter of fiscal 2025, we recorded a non-cash impairment charge for the goodwill associated with our Cloud & AI (excluding Financial Services) reporting unit. HPE believes that this non-cash charge does not reflect the Company’s operating results and is not indicative of the underlying performance of the business. HPE excludes these charges for purposes of calculating these non-GAAP measures to facilitate a more meaningful evaluation of HPE’s current operating performance and comparisons to HPE’s operating performance in other periods. Although this does

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
not directly affect our cash position, the loss in value of goodwill over time can have a material impact on the equivalent GAAP earnings measure.
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
•As of April 30, 2026, we possess a 19% equity interest in H3C, however, we entered into share purchase agreements to divest all of the remaining issued share capital of H3C held by HPE through its subsidiaries. Beginning in fiscal 2026, we stopped reporting H3C earnings in our non-GAAP results due to the planned divestiture of our H3C investment. In May 2026, the Company sold the remaining equity interest in H3C. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Despite our security measures, our information systems, infrastructure, and data have experienced security incidents and breaches and may be subject to or vulnerable to security incidents and breaches in the future, including ransomware and distributed denial-of-service attacks. These attacks have not resulted in material negative impacts to HPE, nor have any of HPE’s consumers, customers, or employees informed HPE that these attacks resulted in material harm to them. While we investigate and remediate incidents, there can be no assurance that we can remediate all incidents completely, that we won’t make errors or fail to take necessary actions, or that the threat actor will not identify alternative means of intrusion or opportunities to otherwise utilize the information it accessed to adversely affect our business or results of operations. It has taken and may continue to take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks, limiting our ability to provide prompt, full, and reliable information about the incident to our customers, partners, regulators, and the public. The costs associated with cybersecurity tools and infrastructure and competition for cybersecurity and IT talent have limited, and may in the future continue to limit, our ability to efficiently identify, eliminate, or remediate cyber or other security vulnerabilities or problems or enact changes to minimize the attack surface of our network. Furthermore, our efforts to address these problems, at times, have not been, and may in the future not be, successful and have resulted and could result in interruptions, delays, cessation of service, compromise of sensitive information, and loss of existing or potential customers, any of which may impede our sales, manufacturing, distribution or other critical functions.
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
The cybersecurity threat landscape is rapidly evolving and becoming increasingly sophisticated, and there can be no assurance that our controls and procedures will be sufficient to address future threats or remediate future incidents. Further, there has been an increase in the frequency and sophistication of attacks, and we expect these activities to continue to increase, including malicious actors potentially leveraging AI to develop malicious code or sophisticated phishing attempts. It is possible that such incidents may embolden other malicious actors to perpetrate future attacks that may result in material misappropriation, system disruptions or shutdowns, malicious alteration, or destruction of our confidential or personal information or that of third parties. Additionally, the proliferation of generative AI models within the internal systems, processes, and tools of HPE, our suppliers, our customers, or other third parties with whom we do business may create new attack methods for threat actors. The emergence of deepfakes and advanced social engineering tactics presents new challenges in preventing deception and unauthorized access, underscoring the importance of advanced verification and detection mechanisms. Zero-day vulnerabilities may include newly discovered security flaws in software that are exploited before patches are released, requiring proactive monitoring and immediate remediation efforts. Quantum computing also presents an evolving risk to our business as quantum computing capable of breaking current cryptographic methods may become available sooner than previously anticipated. Such advances in computing capabilities, new discoveries in the field of cryptography, or other developments may have the potential to break traditional cryptographic methods on which we rely, thereby necessitating the shift to quantum-resistant encryption techniques. We may need to expend significant resources to evaluate and transition certain cryptographic implementations to quantum-resistant techniques and these actions may not be sufficient to protect against security breaches or to address problems caused by any breach of our systems or data.
Malicious parties may continue to be able to otherwise develop and deploy viruses, worms, ransomware, and other malicious software programs, including those enabled by AI, that attack our products or otherwise exploit any security vulnerabilities of our products, including within our cloud-based environments and offerings, such that we may be unable to anticipate such malicious parties’ techniques, implement adequate preventative measures, or remediate any intrusion on a timely or effective basis even if our security measures are appropriate, reasonable, and comply with applicable legal requirements. Advanced persistent threats can include highly sophisticated intrusions by threat actors aiming to establish prolonged access within our network. Such intrusions have in the past gone, and could in the future go, undetected in our environments for a period of time, and we may discover additional impacts of earlier incidents that we believe were remediated including where combinations of otherwise low severity vulnerabilities are exploited together in unforeseen ways. Given resource limitations, operational constraints, and our broad and diverse network environment, when vulnerabilities are discovered, we evaluate the risk, prioritize our responses, apply patches or take other remediation actions and notify customers, business partners, and suppliers, as appropriate. Exploitation of vulnerabilities and critical security defects have occurred and may occur in the future if we fail to patch certain security vulnerabilities in time to prevent successful disruptions of our infrastructure or exposure of information, or the failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions, could, in each case, result in claims of liability against us, damage our reputation or otherwise harm our business.
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

Additionally, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities, gaps or different security standards, which expose us to related cybersecurity, operational, and financial risks. Further, as our products and services in some instances are integrated with our customers' systems and processes, even if we are successful in identifying vulnerabilities, a successful attack on us could compromise customers’ IT systems and sensitive data, despite active monitoring and development of tools designed to identify and remediate such vulnerabilities. There is no guarantee that a series of issues may not be determined to be material in the aggregate at a future date even if they may not be material individually at the time of their occurrence.
Our suppliers, vendors, partners, and other third parties with whom we do business also face similar cybersecurity threats, risks, and concerns as those set forth above, which introduces vulnerabilities to our business and operations, including our manufacturing supply chain. Although HPE requires strict cybersecurity and data controls through its contractual agreements with third parties, if these third parties do not have adequate safeguards or their safeguards fail, it has previously and may in the future result in breaches of their systems, networks, or applications, potentially leading to breaches of our networks and systems or unauthorized access to or disclosure of our and/or our customers' confidential data, thereby compromising us and our customers. While HPE relies on independent audit reports, in addition to our own security assessments and diligence of third parties with whom we do business as part of our third-party risk management practices, these efforts may not detect or identify all cybersecurity risks or vulnerabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (February 2026)	2,347	$22.01	2,347	$3,401,965
Month 2 (March 2026)	2,601	22.20	2,601	3,344,207
Month 3 (April 2026)	1,738	25.40	1,738	$3,300,070
Total	6,686	$22.97	6,686
As of April 30, 2026, the Company had a remaining authorization of approximately $3.3 billion for future share repurchases.

Item 5. Other Information
Trading Plans
During the fiscal quarter ended April 30, 2026, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Jeremy Cox	Adopted March 13, 2026	Rule 10b5-1 Trading Arrangement	Up to 123,720 shares to be sold	December 9, 2026-June 1, 2027
Senior Vice President Controller and Chief Tax Officer
Maeve Culloty	Adopted March 17, 2026	Rule 10b5-1 Trading Arrangement	Up to 66,331 shares to be sold	December 9, 2026- June 4, 2027
Executive Vice President, President and CEO, HPE Financial Services
Kirt Karros	Adopted March 23, 2026	Rule 10b5-1 Trading Arrangement	Up to 58,747 shares to be sold	June 22, 2026-September 17, 2026
Senior Vice President, Treasurer, Head of Corporate Development

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

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.14	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.15	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017

2.16	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.17	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.18	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.19	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.20	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.21	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035 (including the form of 6.200% notes due 2035)	8-K	001-37483	4.7	October 13, 2015
4.3	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045 (including the form of 6.350% notes due 2045)	8-K	001-37483	4.8	October 13, 2015
4.4	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028 (including the form of 5.250% notes due 2028)	8-K	001-37483	4.3	June 14, 2023
4.5	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026 (including the form of 4.450% notes due 2026)	8-K	001-37483	4.2	September 26, 2024

4.6	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027 (including the form of 4.400% notes due 2027)	8-K	001-37483	4.3	September 26, 2024
4.7	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029 (including the form of 4.550% notes due 2029)	8-K	001-37483	4.4	September 26, 2024
4.8	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031 (including the form of 4.850% notes due 2031)	8-K	001-37483	4.5	September 26, 2024
4.9	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034 (including the form of 5.000% notes due 2034)	8-K	001-37483	4.6	September 26, 2024
4.10	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054 (including the form of 5.600% notes due 2054)	8-K	001-37483	4.7	September 26, 2024
4.11	Twenty-Eighth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.050% notes due 2027 (including the form of 4.050% notes due 2027)	8-K	001-37483	4.2	September 15, 2025
4.12	Twenty-Ninth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.3	September 15, 2025
4.13	Thirtieth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.150% notes due 2028 (including the form of 4.150% notes due 2028)	8-K	001-37483	4.4	September 15, 2025
4.14	Thirty-First Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2030 (including the form of 4.400% notes due 2030)	8-K	001-37483	4.5	September 15, 2025

4.15	Thirty-Second Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.2	March 23, 2026
4.16	Thirty-Third Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.500% notes due 2028 (including the form of 4.500% notes due 2028)	8-K	001-37483	4.3	March 23, 2026
4.17	Thirty-Fourth Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.600% notes due 2029 (including the form of 4.600% notes due 2029)	8-K	001-37483	4.4	March 23, 2026
4.18	Thirty-Fifth Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2033 (including the form of 5.250% notes due 2033)	8-K	001-37483	4.5	March 23, 2026
4.19	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.20	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	3.1	September 13, 2024
4.21	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
4.22	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	333-288473	4.16	September 4, 2025
4.23	First Supplemental Indenture, dated as of March 3, 2011,between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 5.950% senior notes due 2041)	10-Q	333-288473	4.17	September 4, 2025
4.24	Sixth Supplemental Indenture, dated as of August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 3.750% senior notes due 2029)	10-Q	333-288473	4.18	September 4, 2025
4.25	Seventh Supplemental Indenture, dated as of December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 1.200% senior notes due 2025 and 2.000 senior notes due 2030)	10-Q	333-288473	4.19	September 4, 2025
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022

10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Amendment No 5 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 3, 2026
10.8	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.9	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.10	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.11	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.12	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.13	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.14	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.15	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.16	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.17	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.18	Cray Inc. 2013 Equity Incentive Plan (as amended and restated June 11, 2019)*	S-8	333-234033	4.3	October 1, 2019
10.19	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.20	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.21	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.22	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.23	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.24	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.25	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.26	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023

10.27	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023
10.28	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.29	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.30	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.31	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.32	Three-Year Term Loan Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.3	September 12, 2024
10.33	HPE Offer Letter to Rami Rahim, dated as of January 9, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))*	10-Q	333-288473	10.35	September 4, 2025
10.34	Juniper Networks, Inc. 2015 Equity Incentive Plan, as amended and restated*	S-8	333-288473	4.3	July 2, 2025
10.35	128 Technology, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.4	July 2, 2025
10.36	Apstra, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.5	July 2, 2025
10.37	Mist Systems, Inc. 2014 Equity Incentive Plan*	S-8	333-288473	4.6	July 2, 2025
10.38	Juniper Networks, Inc. Deferred Compensation Plan*	S-8	333-288473	4.7	July 2, 2025
10.39	Form of Stock Option Agreement effective as of May 19, 2015*	10-Q	333-288473	10.35	September 4, 2025
10.40	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*	10-Q	333-288473	10.42	September 4, 2025
10.41	Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 16, 2025	8-K	001-37483	10.1	July 16, 2025
10.42	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.44	December 12, 2025
10.43	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Shenzhen Zhaohua Information and Communication Technology Phase I Private Equity Investment Fund Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.45	December 12, 2025

10.44	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Xinhua Zhilian Equity Investment Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.46	December 12, 2025
10.45	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and China CITIC Financial Asset Management Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.47	December 12, 2025
10.46	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Changshi Zhihua Equity Investment Co., Ltd (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.48	December 12, 2025
10.47	Side Letter, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.49	December 12, 2025
10.48	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.50	December 12, 2025
10.49	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Hefei Huaxin Mingzhu Equity Investment Partnership L.P. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.51	December 12, 2025
10.50	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Ningbo Yongning Yinshu Venture Capital Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.52	December 12, 2025
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: June 2, 2026