Form 10-Q
period 2026-07-31
Hewlett Packard Enterprise Co
filed 2026-09-03
CIK 1645590

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 31, 2026
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number	001-37483
HEWLETT PACKARD ENTERPRISE COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3298624
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1701 East Mossy Oaks Road,	Spring,	Texas	77389
(Address of principal executive offices)			(Zip code)
(678)			259-9860
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	HPE	New York Stock Exchange
7.625% Series C Mandatory Convertible Preferred Stock, par value $0.01 per share	HPEPRC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Table of Content
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of Hewlett Packard Enterprise Company common stock outstanding as of August 27, 2026 was 1,327,464,779 shares, par value $0.01.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2026

Unless otherwise stated or the context otherwise indicates, all references in this Quarterly Report on Form 10-Q to “HPE,” or “the Company” mean Hewlett Packard Enterprise Company and its consolidated subsidiaries.

Table of Content
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve risks, uncertainties, and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett Packard Enterprise Company and its consolidated subsidiaries (“Hewlett Packard Enterprise”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. The words “believe”, “expect”, “anticipate”, “guide”, “optimistic”, “intend”, “aim”, “will”, “estimates”, “may”, “likely”, “could”, “should” and similar expressions are intended to identify such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements regarding the ongoing integration of Juniper Networks, Inc., and any projections, estimates, or expectations of savings or synergy realizations in connection therewith; any projections, estimations, or expectations of addressable markets and their sizes, revenue (including annualized revenue run-rate), margins, expenses (including stock-based compensation expenses), investments, effective tax rates, interest rates, the impact of tax law changes and related guidance and regulations, the impact of changes in trade policies and restrictions and the uncertainty created thereby, component costs, commodity shortage, net earnings, net earnings per share, cash flows, liquidity and capital resources, inventory, goodwill, impairment charges, hedges and derivatives and related offsets, order backlog, benefit plan funding, deferred tax assets, share repurchases, currency exchange rates, repayments of debts including our asset-backed debt securities, or other financial items; recent amendments to accounting guidance and any potential impacts on our financial reporting therefrom; any projections or estimations of orders; any projections of the amount, timing, or impact of cost saving actions and anticipated benefits to be realized if any; any statements of the plans, strategies, and objectives of management for future operations, as well as the execution and consummation of corporate transactions or contemplated acquisitions and dispositions, research and development expenditures, and any resulting benefits, cost savings, charges, or revenue or profitability improvements; any statements concerning the expected development, performance, market share, or competitive performance relating to products or services; any statements concerning technological and market trends, the pace of technological innovation, and adoption of new technologies, including quantum- and artificial intelligence-related developments and any impacts of such developments on products and services offered by Hewlett Packard Enterprise; any statements regarding current or future macroeconomic trends or events and the impacts of those trends and events on Hewlett Packard Enterprise and our financial performance, including but not limited to supply chain dynamics (including but not limited to worldwide component availability), uncertain global trade policies and/or restrictions, and demand for our products and services, and our actions to mitigate such impacts to our business; the scope and duration of geopolitical tensions, including but not limited to the ongoing conflict between Russia and Ukraine, instability and conflicts in the Middle East, and the relationship between China and the U.S., and our actions in response thereto, and their impacts on our business, operations, liquidity and capital resources, employees, customers, partners, supply chain, financial results, and the world economy; any statements regarding future regulatory trends and the resulting legal and reputational exposure, including but not limited to those relating to environmental, social, governance, cybersecurity, data privacy, and artificial intelligence issues, among others; any statements regarding pending litigation, investigations, claims, or disputes; any statements of expectation or belief, including those relating to future guidance and the financial performance of Hewlett Packard Enterprise; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties, and assumptions include the need to address the many challenges facing Hewlett Packard Enterprise’s businesses; the competitive pressures faced by Hewlett Packard Enterprise’s businesses; risks associated with executing Hewlett Packard Enterprise’s strategy; the impact of macroeconomic and geopolitical trends and events, including but not limited to those mentioned above; the need to effectively manage third-party suppliers and distribute Hewlett Packard Enterprise's products and services; the protection of Hewlett Packard Enterprise's intellectual property assets, including intellectual property licensed from third parties and intellectual property shared with its former parent; risks associated with Hewlett Packard Enterprise's international operations (including from geopolitical events and macroeconomic uncertainties); the development of and transition to new products and services and the enhancement of existing products and services to meet customer needs and respond to emerging technological trends; the execution of Hewlett Packard Enterprise’s ongoing transformation and mix shift of its portfolio of offerings; the execution and performance of contracts by Hewlett Packard Enterprise and its suppliers, customers, clients, and partners, including any impact thereon resulting from macroeconomic or geopolitical events, including inflation and rising commodity costs; the prospect of a shutdown of the U.S. federal government; the hiring and retention of key employees; the execution, integration, consummation, and other risks associated with business combination, disposition, and investment transactions, including but not limited to successful integration of Juniper Networks, Inc., including our ability to integrate and implement our plans and forecasts and realize our anticipated financial and operational benefits with respect to the consolidated business; the execution, timing, and results of any cost reduction actions, including estimates and assumptions related to the costs and anticipated benefits of implementing such actions; the impact of changes to privacy, cybersecurity, environmental, global trade, and other governmental regulations; changes in our product, lease, intellectual property, or real estate portfolio; the payment or non-payment of a dividend for any period; the efficacy of using non-GAAP, rather than GAAP, financial measures in business projections and planning; the judgments required in connection with determining certain financial metrics; utility of segment

Table of Content
realignments; allowances for recovery of receivables and warranty obligations; provisions for, and resolution of, pending litigation investigations, claims, and disputes; the impacts of tax law changes and related guidance or regulations; and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended October 31, 2025 and that are otherwise described or updated from time to time in Hewlett Packard Enterprise's subsequent Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and in other filings made with the Securities and Exchange Commission. Hewlett Packard Enterprise assumes no obligation and does not intend to update these forward-looking statements, except as required by applicable law.

Table of Content
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions, except per share amounts
Net Revenue:
Products	$8,730	$6,048	$21,810	$15,787
Services	3,291	2,894	9,802	8,262
Financing income	192	194	580	568
Total net revenue	12,213	9,136	32,192	24,617
Costs and Expenses:
Cost of products (exclusive of amortization shown separately below)	5,235	4,510	14,164	11,903
Cost of services (exclusive of amortization shown separately below)	1,963	1,829	5,533	5,201
Financing cost	116	125	356	377
Research and development	1,158	622	2,824	1,637
Selling, general and administrative	1,962	1,496	5,490	4,062
Amortization of intangible assets	315	126	949	201
Impairment charges	—	—	—	1,361
Acquisition, disposition and other charges	71	181	266	304
Total costs and expenses	10,820	8,889	29,582	25,046
Earnings (loss) from operations	1,393	247	2,610	(429)
Interest and other, net	(75)	8	(202)	86
Gain on sale of equity interest	444	—	444	—
Gain on sale of a business	—	1	—	245
Earnings from equity interests	—	32	42	74
Earnings (loss) before provision for taxes	1,762	288	2,894	(24)
(Provision) benefit for taxes	(222)	17	(278)	(94)
Net earnings (loss) attributable to HPE	1,540	305	2,616	(118)
Preferred stock dividends	(29)	(29)	(87)	(87)
Net earnings (loss) attributable to common stockholders	$1,511	$276	$2,529	$(205)
Net Earnings (Loss) Per Share Attributable to Common Stockholders:
Basic	$1.13	$0.21	$1.89	$(0.16)
Diluted	$1.06	$0.21	$1.82	$(0.16)
Weighted-average Shares Used to Compute Net Earnings (Loss) Per Share:
Basic	1,336	1,325	1,335	1,321
Diluted	1,449	1,421	1,441	1,321

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Net earnings (loss) attributable to HPE	$1,540	$305	$2,616	$(118)
Other Comprehensive Income (Loss), Before Taxes
Change in Net Unrealized Gains (Losses) on Available-for-sale Securities:
Net unrealized gains (losses) arising during the period	1	1	(1)	(5)
	1	1	(1)	(5)
Change in Net Unrealized Components of Cash Flow Hedges:
Net unrealized gains (losses) arising during the period	91	6	26	(189)
Net (gains) losses reclassified into earnings	(82)	56	3	87
	9	62	29	(102)
Change in Unrealized Components of Defined Benefit Plans:
Net unrealized gains (losses) arising during the period	6	10	5	(10)
Amortization of net actuarial loss and prior service benefit	25	32	74	91
Curtailments, settlements and other	—	4	2	7
	31	46	81	88
Change in Cumulative Translation Adjustment:	(20)	(16)	(43)	(28)
Other Comprehensive Income (Loss), Before Taxes	21	93	66	(47)
Provision for Taxes	(6)	(23)	(20)	—
Other Comprehensive Income (Loss), Net of Taxes	15	70	46	(47)
Comprehensive Income (Loss)	$1,555	$375	$2,662	$(165)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	As of
	July 31, 2026	October 31, 2025
	(Unaudited)	(Audited)
	In millions, except par value and shares
ASSETS
Current Assets:
Cash and cash equivalents	$6,216	$5,773
Accounts receivable, net of allowances	6,185	5,290
Financing receivables, net of allowances	3,841	3,826
Inventory	11,823	6,352
Other current assets	5,800	3,753
Total current assets	33,865	24,994
Property, plant and equipment, net	5,645	6,002
Long-term financing receivables and other assets	14,632	13,817
Investments in equity interests	—	955
Goodwill	23,907	23,770
Intangible assets, net	5,547	6,368
Total assets	$83,596	$75,906
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable and short-term borrowings	$2,901	$4,609
Accounts payable	13,734	7,731
Employee compensation and benefits	2,880	1,871
Deferred revenue	5,561	5,358
Other accrued liabilities	5,360	5,074
Total current liabilities	30,436	24,643
Long-term debt	17,343	17,756
Other non-current liabilities	9,241	8,753
Commitments and Contingencies
HPE Stockholders' Equity:
7.625% Series C mandatory convertible preferred stock, $0.01 par value (30,000,000 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively)	—	—
Common stock, $0.01 par value (9,600,000,000 shares authorized; 1,328,115,106 and 1,318,292,428 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively)	13	13
Additional paid-in capital	30,151	30,234
Accumulated deficit	(948)	(2,811)
Accumulated other comprehensive loss	(2,702)	(2,748)
Total HPE stockholders' equity	26,514	24,688
Non-controlling interests	62	66
Total stockholders' equity	26,576	24,754
Total liabilities and stockholders' equity	$83,596	$75,906

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended July 31,
	2026	2025
	In millions
Cash Flows from Operating Activities:
Net earnings (loss) attributable to HPE	$2,616	$(118)
Adjustments to Reconcile Net Earnings (Loss) Attributable to HPE to Net Cash Provided by Operating Activities:
Depreciation and amortization	2,613	1,860
Impairment charges	—	1,361
Stock-based compensation expense	599	447
Provision for inventory and credit losses	477	339
Cost reduction program	84	148
Deferred taxes on earnings	(313)	(74)
Earnings from equity interests	(42)	(74)
Gain on sale of a business	—	(245)
Gain on sale of equity interest	(444)	—
Dividends received from equity investees	100	—
H3C divestiture related severance costs	—	97
Amortization of inventory fair value adjustment	31	—
Other, net	161	143
Changes in Operating Assets and Liabilities, Net of Acquisitions:
Accounts receivable	(997)	(1,130)
Financing receivables	(224)	(3)
Inventory	(5,847)	1,385
Accounts payable	5,870	(2,595)
Other assets and liabilities	(455)	(1,087)
Net cash provided by operating activities	4,229	454
Cash Flows from Investing Activities:
Investment in property, plant and equipment and software assets	(1,897)	(1,651)
Proceeds from sale of property, plant and equipment	288	254
Purchases of equity investments	(5)	(7)
Proceeds from sale of available-for-sale securities and other investments	10	47
Proceeds from maturities and redemptions of available-for-sale securities	—	48
Proceeds from sale of equity interest	1,357	—
Financial collateral posted	(737)	(755)
Financial collateral received	789	518
Payments made in connection with business acquisitions, net of cash acquired	—	(12,278)
Proceeds from sale of a business	—	210
Net cash used in investing activities	(195)	(13,614)
Cash Flows from Financing Activities:
Short-term borrowings with original maturities less than 90 days, net	12	8
Proceeds from debt, net of issuance costs	2,546	5,333
Payment of debt	(4,686)	(1,663)
Net payments related to stock-based award activities	(338)	(229)
Repurchases of common stock	(447)	(102)
Cash dividends paid to preferred stockholders	(87)	(83)
Cash dividends paid to common stockholders	(568)	(513)
Other	(8)	(8)
Net cash (used in) provided by financing activities	(3,576)	2,743
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(39)	9
Change in cash, cash equivalents and restricted cash	419	(10,408)
Cash, cash equivalents and restricted cash at beginning of period	5,859	15,105
Cash, cash equivalents and restricted cash at end of period	$6,278	$4,697
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Common Stock		Preferred Stock
For the three months ended July 31, 2026	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2026	1,323,295	$13	30,000	$30,207	$(2,211)	$(2,717)	$25,292	$61	$25,353
Net earnings attributable to HPE					1,540		1,540	1	1,541
Other comprehensive income						15	15		15
Comprehensive income							1,555	1	1,556
Stock-based compensation expense				165			165		165
Tax withholding related to vesting of employee stock plans				(162)			(162)		(162)
Issuance of common stock in connection with employee stock plans and other	7,830			19	—		19		19
Repurchases of common stock	(3,010)			(78)	(59)		(137)		(137)
Dividends on preferred stock accrued/declared ($0.9531 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.1425 per share)					(189)		(189)	—	(189)
Balance as of July 31, 2026	1,328,115	$13	30,000	$30,151	$(948)	$(2,702)	$26,514	$62	$26,576

	Common Stock		Preferred Stock
For the nine months ended July 31, 2026	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2025	1,318,292	$13	30,000	$30,234	$(2,811)	$(2,748)	$24,688	$66	$24,754
Net earnings attributable to HPE					2,616		2,616	4	2,620
Other comprehensive income						46	46		46
Comprehensive income							2,662	4	2,666
Stock-based compensation expense				599			599		599
Tax withholding related to vesting of employee stock plans				(369)			(369)		(369)
Issuance of common stock in connection with employee stock plans and other	26,417			38	1		39		39
Repurchases of common stock	(16,594)			(351)	(99)		(450)		(450)
Dividends on preferred stock accrued/declared ($2.8594 per preferred share)					(87)		(87)		(87)
Cash dividends declared ($0.4275 per share)					(568)		(568)	(8)	(576)
Balance as of July 31, 2026	1,328,115	$13	30,000	$30,151	$(948)	$(2,702)	$26,514	$62	$26,576

Table of Content

	Common Stock		Preferred Stock
For the three months ended July 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of April 30, 2025	1,310,532	$13	30,000	$29,840	$(2,892)	$(3,094)	$23,867	$60	$23,927
Net earnings attributable to HPE					305		305	5	310
Other comprehensive income						70	70		70
Comprehensive income							375	5	380
Stock-based compensation expense				177			177		177
Tax withholding related to vesting of employee stock plans				(77)			(77)		(77)
Consideration for replacement of Juniper Networks Inc.’s equity awards				239			239		239
Issuance of common stock in connection with employee stock plans and other	8,283			20	1		21		21
Dividend on preferred stock accrued / declared ($0.9531 per preferred share)					(29)		(29)		(29)
Cash dividends declared ($0.13 per share)					(171)		(171)		(171)
Balance as of July 31, 2025	1,318,815	$13	30,000	$30,199	$(2,786)	$(3,024)	$24,402	$65	$24,467

	Common Stock		Preferred Stock
For the nine months ended July 31, 2025	Number of Shares	Par Value	Number of 7.625% Series C Mandatory Convertible Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Equity Attributable to the Company	Non- controlling Interests	Total Equity
	In millions, except number of shares in thousands
Balance as of October 31, 2024	1,297,258	$13	30,000	$29,848	$(2,068)	$(2,977)	$24,816	$64	$24,880
Net (loss) earnings attributable to HPE					(118)		(118)	9	(109)
Other comprehensive loss						(47)	(47)		(47)
Comprehensive (loss) income							(165)	9	(156)
Stock-based compensation expense				447			447		447
Tax withholding related to vesting of employee stock plans				(274)			(274)		(274)
Consideration for replacement of Juniper Networks Inc.’s equity awards				239			239		239
Issuance of common stock in connection with employee stock plans and other	27,184			37	2		39		39
Repurchases of common stock	(5,627)			(98)	(2)		(100)		(100)
Dividend on preferred stock accrued / declared ($2.8594 per preferred share)					(87)		(87)		(87)
Cash dividends declared ($0.39 per share)					(513)		(513)	(8)	(521)
Balance as of July 31, 2025	1,318,815	$13	30,000	$30,199	$(2,786)	$(3,024)	$24,402	$65	$24,467

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
In May 2025, the FASB issued guidance to clarify the accounting for share-based consideration payable to a customer in conjunction with selling goods or services. The amendment is effective for annual and interim periods beginning after December 15, 2026, though early adoption is permitted. The Company is currently evaluating the impact of this amendment on its Consolidated Financial Statements.
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
Segment Policy
HPE does not allocate to its segments certain operating expenses, which it manages at the corporate level. These unallocated operating costs include certain corporate costs and eliminations, stock-based compensation expense, amortization of intangible assets, H3C divestiture related severance costs, severance costs associated with the cost reduction program, acquisition, disposition and other charges, and impairment charges. Total assets by segment are not presented as that information is not used to allocate resources or assess performance at the segment level and is not reviewed by the CODM.
Segment Operating Results
Segment net revenue and operating results were as follows:

	Networking	Cloud & AI	Corporate Investments and Other	Total
		In millions
Three months ended July 31, 2026:
Total segment net revenue	$2,893	$9,042	$278	$12,213
Segment cost of sales	1,172	5,859	254	7,286
Segment operating expenses	1,084	1,644	91	2,818
Segment earnings (loss) from operations	$637	$1,539	$(67)	$2,109
Three months ended July 31, 2025(1):
Total segment net revenue	$1,654	$7,212	$270	$9,136
Segment cost of sales	661	5,535	212	6,408
Segment operating expenses	628	1,173	77	1,878
Segment earnings (loss) from operations	$365	$504	$(19)	$850

Nine months ended July 31, 2026:
Total segment net revenue	$8,289	$23,083	$820	$32,192
Segment cost of sales	3,277	15,971	676	19,924
Segment operating expenses	3,154	3,974	232	7,360
Segment earnings (loss) from operations	$1,858	$3,138	$(88)	$4,908
Nine months ended July 31, 2025(1):
Total segment net revenue	$3,814	$19,994	$809	$24,617
Segment cost of sales	1,478	15,239	618	17,335
Segment operating expenses	1,380	3,290	225	4,895
Segment earnings (loss) from operations	$956	$1,465	$(34)	$2,387

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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
    The reconciliation of segment operating results to Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Earnings (Loss) Before Taxes:
Total segment earnings from operations	$2,109	$850	$4,908	$2,387
Unallocated corporate costs and eliminations	(130)	(73)	(324)	(217)
Stock-based compensation expense	(165)	(177)	(599)	(447)
Amortization of intangible assets	(315)	(126)	(949)	(201)
Impairment charges	—	—	—	(1,361)
Gain on sale of a business	—	1	—	245
H3C divestiture related severance costs	—	—	—	(97)
Cost reduction program	(31)	(2)	(84)	(148)
Acquisition, disposition and other charges(1)	(75)	(225)	(342)	(345)
Interest and other, net(2)	(75)	8	(202)	86
Gain on sale of equity interest	444	—	444	—
Earnings from equity interests	—	32	42	74
Total earnings (loss) before provision for taxes	$1,762	$288	$2,894	$(24)

(1)     For the three and nine months ended July 31, 2025, Acquisition, disposition and other charges include non-cash amortization of fair value adjustment for inventory in connection with the acquisition of Juniper Networks, which was recorded in cost of sales.
(2)    The three and nine months ended July 31, 2025, include a $52 million litigation settlement received in the third quarter of fiscal 2025.
Geographic Information
Net revenue by geographic region was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Americas:
United States	$4,785	$4,278	$12,057	$9,535
Americas excluding United States	561	464	1,666	1,900
Total Americas	5,346	4,742	13,723	11,435
Europe, Middle East and Africa	4,202	2,740	11,468	8,159
Asia Pacific and Japan	2,665	1,654	7,001	5,023
Total consolidated net revenue	$12,213	$9,136	$32,192	$24,617

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Disaggregation of Revenue
Net revenue disaggregated by segment and major product categories was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Networking:
Campus & Branch	$1,442	$1,101	$3,991	$2,845
Data Center Networking	382	180	1,146	368
Security	281	160	809	386
Routing	788	213	2,343	215
Total	2,893	1,654	8,289	3,814
Cloud & AI:
Server	6,766	5,000	16,452	13,457
Storage(1)	1,291	1,171	3,527	3,374
Financial Services	883	886	2,663	2,615
Other(2)	102	155	441	548
Total	9,042	7,212	23,083	19,994
Corporate Investments and Other	278	270	820	809
Total consolidated net revenue	$12,213	$9,136	$32,192	$24,617

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.
Note 3: Retirement Benefit Plans
The Company's net pension benefit credit for defined benefit plans recognized in the Condensed Consolidated Statements of Earnings was as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Service cost	$15	$13	$45	$37
Interest cost(1)	95	96	283	274
Expected return on plan assets(1)	(158)	(157)	(473)	(452)
Amortization and deferrals(1):
Actuarial loss	24	34	72	96
Prior service cost (benefit)	2	(1)	4	(3)
Net periodic benefit credit	(22)	(15)	(69)	(48)
Settlement loss and special termination benefits (1)	—	4	2	7
Total net benefit credit	$(22)	$(11)	$(67)	$(41)

(1)These non-service components were included in Interest and other, net in the Condensed Consolidated Statements of Earnings.
Note 4: Taxes on Earnings
(Provision) Benefit for Taxes
For the three months ended July 31, 2026 and 2025, the Company recorded income tax expense of $222 million and income tax benefit of $17 million, respectively, which reflects an effective tax rate of 12.6% and (6.5)%, respectively. For the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
nine months ended July 31, 2026 and 2025, the Company recorded income tax expense of $278 million and $94 million, respectively, which reflects an effective tax rate of 9.6% and (359.9)%, respectively. The effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from the Company’s operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. For the nine months ended July 31, 2025, the effective tax rate also included the effects of the non-deductible goodwill impairment.
For the three and nine months ended July 31, 2026, the Company recorded $84 million and $41 million of net income tax charges, respectively, related to various items discrete to the period. For the three months ended July 31, 2026, this amount primarily included $118 million of net income tax charges resulting from the gain on the H3C divestiture, partially offset by $44 million of net excess tax benefits related to stock-based compensation. For the nine months ended July 31, 2026, this amount primarily included $118 million of net income tax charges resulting from the gain on the H3C divestiture, partially offset by $66 million of net excess tax benefits related to stock-based compensation.
For the three and nine months ended July 31, 2025, the Company recorded $106 million and $217 million of net income tax benefits, respectively, related to various items discrete to the period. For the three months ended July 31, 2025, this amount primarily included $76 million of net income tax benefits related to the release of certain state valuation allowances, $21 million of net income tax benefits related to costs incurred as a result of the acquisition of Juniper Networks, and $4 million of net income tax benefits related to acquisition, disposition and other related charges. For the nine months ended July 31, 2025, this amount primarily included $76 million of net income tax benefits related to the release of certain state valuation allowances, $33 million of net income tax benefits related to the cost reduction program, $33 million of net income tax benefits related to the favorable resolution of non-U.S. tax litigation matters, $30 million of net excess tax benefits related to stock-based compensation, $29 million of net income tax benefits related to costs incurred as a result of the acquisition of Juniper Networks, $16 million of net income tax benefits related to the settlement of U.S. tax audit matters, and $9 million of net income tax benefits related to acquisition, disposition and other charges, partially offset by $22 million of net income tax charges resulting from the gain on the Communications Technology Group (“CTG”) divestiture.
Uncertain Tax Positions
As of July 31, 2026 and October 31, 2025, the amount of unrecognized tax benefits was $1.1 billion and $474 million, respectively, of which up to $522 million and $326 million, respectively, would affect the Company's effective tax rate if realized as of their respective periods. Unrecognized tax benefits increased $204 million due to the current and prior H3C divestitures.
For tax liabilities pertaining to unrecognized tax benefits, the Company recognizes interest income from favorable settlements and interest expense and penalties in (Provision) benefit for taxes in the Condensed Consolidated Statements of Earnings. The Company recognized $10 million of interest expense and $7 million of interest income for the nine months ended July 31, 2026 and 2025, respectively. As of July 31, 2026 and October 31, 2025, the Company had accrued $52 million and $42 million, respectively, for interest and penalties in the Condensed Consolidated Balance Sheets.
The Company engages in continuous discussion and negotiation with tax authorities regarding tax matters in various jurisdictions. The Company is no longer subject to U.S. federal tax audits for years prior to 2020. The Internal Revenue Service (“IRS”) is conducting audits of the Company's fiscal 2020 through 2022 and fiscal 2024 through 2025 U.S. federal income tax returns. During the first quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to the Company’s intercompany transfer pricing. During the second quarter of fiscal 2026, the Company submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $318 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the three and nine months ended July 31, 2026 was not material. It is reasonably possible that the IRS audit for fiscal 2020 through 2022 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $366 million within the next 12 months; the majority of these unrecognized tax benefits are offset by adjustments to foreign tax credits that carry a full valuation allowance, which does not affect the Company’s effective tax rate.
With respect to major state and foreign tax jurisdictions, the Company is no longer subject to tax authority examinations for years prior to 2005. As a result of the IRS audit for fiscal 2020 through 2022, the Company recorded additional state unrecognized tax benefits of $51 million for the changes to federal taxable income. It is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving resolution of certain intercompany

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
transactions and other matters. Juniper Networks is no longer subject to U.S. federal tax audits for years prior to 2022. The IRS is conducting an audit of Juniper’s 2024 U.S. federal income tax return.
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities included in the Condensed Consolidated Balance Sheets were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Deferred tax assets	$3,165	$2,952
Deferred tax liabilities	(456)	(473)
Deferred tax assets net of deferred tax liabilities	$2,709	$2,479
Note 5: Balance Sheet Details
Cash, Cash Equivalents and Restricted Cash

	As of
	July 31, 2026	October 31, 2025
	In millions
Cash and cash equivalents	$6,216	$5,773
Restricted cash(1)	62	86
Total	$6,278	$5,859

(1)    The Company included restricted cash in Other current assets in the accompanying Condensed Consolidated Balance Sheets.
Inventory

	As of
	July 31, 2026	October 31, 2025
	In millions
Purchased parts and fabricated assemblies	$8,419	$4,139
Finished goods	3,404	2,213
Total	$11,823	$6,352
The Company recorded a net provision for excess or obsolete inventory to cost of sales totaling $158 million and $440 million for the three and nine months ended July 31, 2026, respectively.
Property, Plant and Equipment, net

	As of
	July 31, 2026	October 31, 2025
	In millions
Land	$249	$309
Internal use software	2,474	2,259
Buildings and leasehold improvements	1,855	2,075
Machinery and equipment, including equipment held for lease	7,858	7,987
Gross property, plant and equipment	12,436	12,630
Accumulated depreciation	(6,791)	(6,628)
Property, plant and equipment, net	$5,645	$6,002
Supplier Financing Arrangements
The Company enters into supplier financing arrangements with external financial institutions. Under these arrangements,

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
suppliers can choose to settle outstanding payment obligations at a discount. The Company holds no economic interest in suppliers' participation, nor does it provide guarantees or pledge assets under these arrangements. Invoices are settled with the financial institutions based on the original supplier payment terms. These arrangements do not alter the Company's rights and obligations towards suppliers, including scheduled payment terms. Liabilities associated with the funded participation in these arrangements, presented within Accounts payable on the Condensed Consolidated Balance Sheets, amounted to $791 million and $488 million as of July 31, 2026 and October 31, 2025, respectively.
The rollforward of outstanding obligations confirmed as valid under its supplier finance program for the nine months ended July 31, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$488	$466
Invoices confirmed during the year	1,794	1,895
Confirmed invoices paid during the year	(1,490)	(1,873)
Balance at end of period	$791	$488
Warranties
The Company's aggregate product warranty liabilities and changes for the nine months ended July 31, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$284	$301
Charges	99	206
Adjustments related to pre-existing warranties	(10)	(55)
Settlements made	(96)	(168)
Balance at end of period(1)	$277	$284

(1)The Company included the current portion in Other accrued liabilities, and amounts due after one year in Other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
Severance Charges
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. As of July 31, 2026, $92 million and $29 million was recorded in Other Accrued Liabilities and Other Non-current liabilities, respectively. As of October 31, 2025, $204 million and $34 million was recorded in Other accrued liabilities and Other Non-current liabilities, respectively.
The following table presents the activity related to the Company’s severance liability for the period indicated:

	As of
	July 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$238	$49
Severance charges	120	418
Cash paid and other	(237)	(229)
Balance at end of period	$121	$238

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents severance charges as included in the Condensed Consolidated Statements of Earnings for the periods indicated:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Cost of sales	$14	$—	$26	$63
Research and development	—	—	7	31
Selling, general and administrative	15	—	41	147
Acquisition, disposition and other charges	9	15	46	15
Total severance charges	$38	$15	$120	$256
Contract Balances
The Company’s contract balances consist of contract assets, contract liabilities, and costs to obtain a contract with a customer.
Contract Assets
A summary of accounts receivable, net, including unbilled receivables was as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Accounts receivable	$5,821	$4,916
Unbilled receivables	380	396
Allowances	(16)	(22)
Total	$6,185	$5,290
The allowances for credit losses related to accounts receivable and changes for the nine months ended July 31, 2026, and the fiscal year ended October 31, 2025 were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$22	$10
Provision for credit losses	14	33
Adjustments to existing allowances, including write offs	(20)	(21)
Balance at end of period	$16	$22
Sale of Trade Receivables
For the three and nine months ended July 31, 2026, the Company sold $1.4 billion and $3.8 billion of trade receivables, respectively. For the fiscal year ended October 31, 2025, the Company sold $3.7 billion of trade receivables. The Company recorded an obligation of $49 million and $59 million within Notes payable and short-term borrowings in its Condensed Consolidated Balance Sheets as of July 31, 2026 and October 31, 2025, respectively, related to the trade receivables sold and collected from the third-party for which the revenue recognition was deferred.
Contract Liabilities and Remaining Performance Obligations
Contract liabilities consist of deferred revenue and customer deposits. A summary of contract liabilities were as follows:

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

		As of
		July 31, 2026	October 31, 2025
	Location	In millions
Customer deposits	Other accrued liabilities	$348	$616
Customer deposits - non-current	Other non-current liabilities	57	72
Total customer deposits		$405	$688

Deferred revenue	Deferred revenue	$5,561	$5,358
Deferred revenue - non-current	Other non-current liabilities	5,359	4,980
Total deferred revenue		$10,920	$10,338
For the nine months ended July 31, 2026, approximately $4.8 billion of revenue was recognized relating to contract liabilities recorded as of October 31, 2025.
Revenue allocated to remaining performance obligations represents contract work that has not yet been performed and does not include contracts where the customer is not committed. Remaining performance obligations estimates are subject to change and are affected by several factors, including contract terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and adjustments for currency. As of July 31, 2026, the aggregate amount of deferred revenue, was $10.9 billion. The Company expects to recognize approximately 26% of this balance over fiscal 2026, 31% over fiscal 2027, 20% over fiscal 2028, 12% over fiscal 2029, and 10% over fiscal 2030 and thereafter. The Company receives payments in advance of completion of its contractual obligations; these payments are considered customer deposits. As customer acceptance milestones are met, the Company will recognize revenue and reduce the amount of contract liabilities. As of July 31, 2026, the aggregate amount of customer deposits was $405 million. The Company expects to recognize $348 million over the next twelve months and the remaining balance thereafter.
Costs to Obtain a Contract
As of July 31, 2026, the current and non-current portions of the capitalized costs to obtain a contract were $101 million and $153 million, respectively. As of October 31, 2025, the current and non-current portions of the capitalized costs to obtain a contract were $109 million and $128 million, respectively. The current and non-current portions of the capitalized costs to obtain a contract were included in Other current assets, and Long-term financing receivables and other assets, respectively, in the Condensed Consolidated Balance Sheets. For the three and nine months ended July 31, 2026 the Company amortized $30 million and $86 million, of capitalized costs to obtain a contract. For the three and nine months ended July 31, 2025 the Company amortized $88 million and $142 million, of capitalized costs to obtain a contract. The amortized capitalized costs to obtain a contract are included in Selling, general and administrative expense in the Condensed Consolidated Statements of Earnings.

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

	As of
	July 31, 2026	October 31, 2025
	In millions
Minimum lease payments receivable	$10,440	$10,310
Unguaranteed residual value	743	694
Unearned income	(1,275)	(1,264)
Financing receivables, gross	9,908	9,740
Allowance for credit losses	(207)	(198)
Financing receivables, net	9,701	9,542
Less: current portion	(3,841)	(3,826)
Amounts due after one year, net	$5,860	$5,716
Sale of Financing Receivables
The Company enters into arrangements to transfer the contractual payments due under certain financing receivables to third party financial institutions. For the three and nine months ended July 31, 2026, the Company sold $24 million and $127 million, respectively. For the fiscal year ended October 31, 2025, the Company sold $196 million of financing receivables.
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
The credit risk profile of gross financing receivables, based on internal risk ratings as of July 31, 2026, presented on amortized cost basis by year of origination was as follows:

	As of July 31, 2026
	Risk Rating
	Low	Moderate	High
Fiscal Year	In millions
2026	$1,778	$1,000	$25
2025	2,053	965	28
2024	1,516	709	32
2023	705	399	34
2022 and prior	352	251	61
Total	$6,404	$3,324	$180

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
Allowance for Credit Losses
The allowance for credit losses for financing receivables as of July 31, 2026 and October 31, 2025 and the respective changes for the nine and twelve months then ended were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Balance at beginning of period	$198	$194
Provision for credit losses	24	77
Adjustment to the existing allowance	8	(1)
Deductions	(23)	(72)
Balance at end of period	$207	$198

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Non-Accrual and Past-Due Financing Receivables
The following table summarizes the aging and non-accrual status of gross financing receivables:

	As of
	July 31, 2026	October 31, 2025
	In millions
Billed:(1)
Current 1-30 days	$352	$349
Past due 31-60 days	25	26
Past due 61-90 days	10	13
Past due > 90 days	62	70
Unbilled sales-type and direct-financing lease receivables	9,459	9,282
Total gross financing receivables	$9,908	$9,740
Gross financing receivables on non-accrual status(2)	$136	$168
Gross financing receivables 90 days past due and still accruing interest(2)	$76	$114

(1)Includes billed operating lease receivables and billed sales-type and direct-financing lease receivables.
(2)Includes billed operating lease receivables and billed and unbilled sales-type and direct-financing lease receivables.
The following table presents amounts included in the Condensed Consolidated Statements of Earnings related to lessor activity:

		For the three months ended July 31,		For the nine months ended July 31,
		2026	2025	2026	2025
	Location	In millions
Interest income from sales-type leases and direct financing leases	Financing Income	$192	$194	$580	$568
Lease income from operating leases	Services	486	542	1,494	1,628
Total lease income		$678	$736	$2,074	$2,196
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The following table presents the assets and liabilities held by the consolidated VIE as of July 31, 2026 and October 31, 2025, which are included in the Condensed Consolidated Balance Sheets. The assets in the table below include those that can be used to settle the obligations of the VIE. Additionally, general creditors of the Company do not have recourse to the assets of the VIE.

	As of
	July 31, 2026	October 31, 2025
Assets held by VIE:	In millions
Other current assets	$53	$73
Financing receivables
Short-term	621	885
Long-term	784	1,283
Property, plant and equipment, net	411	775
Liabilities held by VIE:
Notes payable and short-term borrowings, net of unamortized debt issuance costs	881	1,159
Long-term debt, net of unamortized debt issuance costs	$639	$1,287
For the nine months ended July 31, 2026, the Company did not transfer any financing receivables and leased equipment via securitization through the SPE. For the fiscal year ended October 31, 2025, financing receivables and leased equipment transferred via securitization through the SPE were $1.3 billion and $0.4 billion, respectively.
Note 7: Acquisitions and Dispositions
Telco Solutions Divestiture
On August 1, 2026, the Company completed the sale of its Telco Solutions business to HCLTech pursuant to the divestiture agreement announced on December 18, 2025.
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
On May 13, 2026, the Company closed on the sale and disposition of 13.8% of the total issued share capital of H3C for approximately $987 million. On May 28, 2026, the Company closed on the sale of the remaining 5.2% of the total issued share capital of H3C for approximately $370 million. In connection with these sales, the Company recorded a gain on sale of equity interest of $444 million during the three and nine months ended July 31, 2026.
Acquisition of Juniper Networks
On July 2, 2025, the Company completed the Juniper Networks merger (the “Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), HPE agreed to pay $40.00 per share of Juniper Networks common stock, issued and outstanding as of July 2, 2025, representing a cash consideration of approximately $13.4 billion, which was paid through cash on hand, including proceeds and term loan drawdowns from the financings in fiscal 2024, and commercial paper issuances. During the nine months ended July 31, 2026, the Company finalized the purchase price allocation.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Acquisition costs related to the Merger were primarily included within Acquisition, disposition and other charges in the Condensed Consolidated Statements of Earnings. For the three and nine months ended July 31, 2026, acquisition costs were $69 million and $300 million, respectively. For the three and nine months ended July 31, 2025, acquisition costs were $159 million and $231 million, respectively.
Note 8: Goodwill
Goodwill is tested for impairment at the reporting unit level. As of November 1, 2025, the Company reassessed its reporting units and determined that the former Server and Hybrid Cloud reporting units met the criteria to qualify as a single Cloud & AI (excluding Financial Services) reporting unit, and Intelligent Edge and Juniper Networks met the criteria to qualify as a single Networking reporting unit. The Cloud & AI segment contains the Cloud & AI (excluding Financial Services) and Financial Services reporting units. The Corporate Investments and Other segment contains the A & PS, Telco Solutions and Instant On reporting units. The following table represents the carrying value of goodwill, by segment as of July 31, 2026 and October 31, 2025.

	Networking	Cloud & AI	Corporate Investments and Other	Total
	In millions
Balance as of October 31, 2025(1)	$10,121	$13,599	$50	$23,770
Goodwill reclassified as held for sale(2)	—	—	(40)	(40)
Purchase price and other currency adjustments	183	—	(6)	177
Balance as of July 31, 2026(1)	$10,304	$13,599	$4	$23,907

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
The Cloud & AI (excluding Financial Services) reporting unit has goodwill of $13.5 billion as of July 31, 2026. In the current macroeconomic and inflationary environment, customers are investing selectively. This has resulted in moderate unit growth in server offerings offset by expansion of average unit selling prices as a result of higher commodity and input costs. In addition, the business is managing a storage product model transition to a more cloud-native, software-defined platform with HPE Alletra. Translating this growth to revenue and operating income will take time because a greater mix of high margin business, such as ratable software and services, are deferred and recognized in future periods. The Cloud & AI (excluding Financial Services) reporting unit continues to focus on capturing market share in both traditional and AI servers and storage while maintaining operating margin and leveraging its strong portfolio of products and services. If the global macroeconomic or geopolitical conditions worsen, projected revenue growth rates or operating margins decline, or weighted average cost of capital increases, it is possible its estimates about this reporting unit's ability to successfully address the current challenges may change, which could result in the carrying value of the Cloud & AI (excluding Financial Services) reporting unit exceeding its estimated fair value and potential impairment charges.

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
The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis:

	As of July 31, 2026				As of October 31, 2025
	Fair Value Measured Using				Fair Value Measured Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Remaining Inputs (Level 2)	Significant Other Unobservable Remaining Inputs (Level 3)	Total
	In millions
Assets
Cash Equivalents:
Time deposits	$—	$928	$—	$928	$—	$997	$—	$997
Money market funds	3,545	—	—	3,545	2,741	—	—	2,741
Total cash equivalents	3,545	928	—	4,473	2,741	997	—	3,738
Available-for-sale Debt Investments:
Foreign bonds	—	109	—	109	—	111	—	111
Other debt securities(1)	—	—	45	45	—	—	46	46
Total available-for-sale debt investments	—	109	45	154	—	111	46	157
Equity Investments:
Mutual funds	—	58	—	58	—	59	—	59
Equity securities in public companies	5	—	—	5	6	—	—	6
Total equity investments	5	58	—	63	6	59	—	65
Derivatives Instruments:
Foreign currency contracts	—	180	—	180	—	193	—	193
Other derivatives	—	1	—	1	—	2	—	2
Total assets	3,550	1,276	45	4,871	2,747	1,362	46	4,155
Liabilities
Derivatives Instruments:
Interest rate contracts	—	77	—	77	—	51	—	51
Foreign currency contracts	—	265	—	265	—	238	—	238
Other derivatives	—	2	—	2	—	—	—	—
Total liabilities	$—	$344	$—	$344	$—	$289	$—	$289

(1) Available-for-sale debt securities with carrying values that approximate fair value.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Fair Value Disclosures
Short-Term and Long-Term Debt: As of July 31, 2026, the estimated fair value and carrying value of the Company's short-term and long-term debt was $19.9 billion and $20.2 billion, respectively. As of October 31, 2025, the estimated fair value and carrying value of the Company's short-term and long-term debt was $22.5 billion and $22.4 billion, respectively. If measured at fair value in the Condensed Consolidated Balance Sheets, short-term and long-term debt would be classified in Level 2 of the fair value hierarchy.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Note 10: Financial Instruments
Cash Equivalents and Available-for-Sale Debt Investments
Cash equivalents and available-for-sale debt investments were as follows:

	As of July 31, 2026			As of October 31, 2025
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cost	Gross Unrealized Gains	Fair Value
	In millions
Cash Equivalents
Time deposits	$928	$—	$928	$997	$—	$997
Money market funds	3,545	—	3,545	2,741	—	2,741
Total cash equivalents	4,473	—	4,473	3,738	—	3,738
Available-for-sale Investments
Debt Securities:
Foreign bonds	107	2	109	107	4	111
Other debt securities	42	3	45	44	2	46
Total debt securities	149	5	154	151	6	157
Equity Securities:
Equity securities in public companies	8	(3)	5	6	—	6
Mutual funds	58	—	58	59	—	59
Total equity securities	66	(3)	63	65	—	65
Total available-for-sale investments	215	2	217	216	6	222
Total cash equivalents and available-for-sale investments	$4,688	$2	$4,690	$3,954	$6	$3,960
As of July 31, 2026 and October 31, 2025, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. Time deposits were primarily issued by institutions outside the U.S. as of July 31, 2026 and October 31, 2025. The estimated fair value of the available-for-sale debt investments may not be representative of values that will be realized in the future.
Contractual maturities of investments in available-for-sale debt securities were as follows:

	As of July 31, 2026
	Amortized Cost	Fair Value
	In millions
Due in one year	$36	$36
Due in more than five years	113	118
Total	$149	$154

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
The gross notional and fair value of derivative instruments in the Condensed Consolidated Balance Sheets were as follows:

	As of July 31, 2026					As of October 31, 2025
		Fair Value					Fair Value
	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities	Outstanding Gross Notional	Other Current Assets	Long-Term Financing Receivables and Other Assets	Other Accrued Liabilities	Long-Term Other Liabilities
	In millions
Derivatives Designated as Hedging Instruments
Fair Value Hedges:
Interest rate contracts	$1,200	$—	$—	$—	$77	$600	$—	$—	$—	$51
Cash Flow Hedges:
Foreign currency contracts	7,561	80	33	77	51	7,062	81	29	95	67
Net Investment Hedges:
Foreign currency contracts	2,125	22	27	38	43	2,126	20	24	30	20
Total derivatives designated as hedging instruments	10,886	102	60	115	171	9,788	101	53	125	138
Derivatives Not Designated as Hedging Instruments
Foreign currency contracts	7,192	17	1	48	8	7,167	37	2	22	4
Other derivatives	154	1	—	2	—	153	2	—	—	—
Total derivatives not designated as hedging instruments	7,346	18	1	50	8	7,320	39	2	22	4
Total derivatives	$18,232	$120	$61	$165	$179	$17,108	$140	$55	$147	$142
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

	As of July 31, 2026
	In the Condensed Consolidated Balance Sheets
	(i)	(ii)	(iii) = (i)–(ii)	(iv)	(v)		(vi) = (iii)–(iv)–(v)
				Gross Amounts Not Offset
	Gross Amount Recognized	Gross Amount Offset	Net Amount Presented	Derivatives	Financial Collateral		Net Amount
	In millions
Derivative assets	$181	$—	$181	$142	$34	(1)	$5
Derivative liabilities	$344	$—	$344	$142	$102	(2)	$100

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
(2)Represents the collateral posted by the Company in cash or through the re-use of counterparty cash collateral as of the respective reporting date for the Company's liability position, net of derivative amounts that could be offset, as of, generally, two business days prior to the respective reporting date. As of July 31, 2026, of the $102 million of collateral posted, $68 million was in cash and $34 million was through the re-use of counterparty collateral. As of October 31, 2025, of the $136 million of collateral posted, $120 million was in cash and $16 million was through the re-use of counterparty collateral.
The amounts recorded on the Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges were as follows:

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of		As of
	July 31, 2026	October 31, 2025	July 31, 2026	October 31, 2025
In millions
Long-term debt	$(1,330)	$(754)	$22	$(4)
The pre-tax effect of derivative instruments in cash flow and net investment hedging relationships recognized in Other Comprehensive Income (“OCI”) were as follows:

	Gains (Losses) Recognized in OCI on Derivatives
	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Derivatives in Cash Flow Hedging Relationship:
Foreign exchange contracts	$91	$6	$26	$(189)
Derivatives in Net Investment Hedging Relationship:
Foreign exchange contracts	—	(12)	(49)	(33)
Total	$91	$(6)	$(23)	$(222)
As of July 31, 2026, the Company expects to reclassify an estimated net accumulated other comprehensive gain of approximately $28 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions associated with cash flow hedges.

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

	Gains (Losses) Recognized in Income
	For the three months ended July 31,				For the nine months ended July 31,
	2026		2025		2026		2025
	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net	Net Revenue	Interest and Other, net
	In millions
Total net revenue and interest and other, net	$12,213	$(75)	$9,136	$8	$32,192	$(202)	$24,617	$86
Gains (Losses) on Derivatives in Fair Value Hedging Relationships:
Interest Rate Contracts
Hedged items	$—	$19	$—	$(11)	$—	$26	$—	$(41)
Derivatives designated as hedging instruments	—	(19)	—	11	—	(26)	—	41
Gains (Losses) on Derivatives in Cash Flow Hedging Relationships:
Foreign Exchange Contracts
Amount of gains (losses) reclassified from accumulated other comprehensive income into income	32	51	(66)	11	28	(30)	17	(102)
Interest Rate Locks
Amount of losses reclassified from accumulated other comprehensive income into income	—	(1)	—	(1)	—	(1)	—	(2)
Gains (Losses) on Derivatives not Designated as Hedging Instruments:
Foreign exchange contracts	—	49	—	1	—	48	—	(75)
Other derivatives	—	(10)	—	(2)	—	(2)	—	2
Total gains (losses)	$32	$89	$(66)	$9	$28	$15	$17	$(177)
Note 11: Borrowings
Notes Payable, Short-Term Borrowings and Long-Term Debt
Notes payable, short-term borrowings, including the current portion of long-term debt, and long-term debt were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Current portion of long-term debt(1)	$2,137	$3,796
Commercial paper	622	681
Notes payable to banks, lines of credit and other	142	132
Total notes payable and short-term borrowings	2,901	4,609
Long-term debt	17,343	17,756
Total	$20,244	$22,365

(1)    As of July 31, 2026 and October 31, 2025, the Current portion of long-term debt, net of discount and issuance costs, included $0.9 billion and $1.2 billion respectively, both associated with the asset-backed debt securities issued by the Company.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Financing arrangements
The Company maintains two commercial paper programs (the “Parent Programs”) and third program managed by a wholly-owned subsidiary, together with a revolving credit facility, and an uncommitted credit facility. There have been no changes to either of these financing arrangements since October 31, 2025. As of July 31, 2026 and October 31, 2025, no borrowings were outstanding under the Parent Programs, the revolving credit facility, or the uncommitted credit facility. Outstanding borrowings under the subsidiary’s commercial paper program were $622 million and $681 million, respectively.
Juniper Networks Acquisition Financing
In March 2026, the Company prepaid $1.25 billion against the outstanding balance under the three-year delayed draw term loan credit facility. In May 2026, the Company repaid the remaining $0.75 billion that was outstanding under this facility. The repayments were made at par, along with accrued interest.
Note 12: Stockholders' Equity
The components of accumulated other comprehensive loss, net of taxes as of July 31, 2026, and changes for the nine months ended July 31, 2026 were as follows:

	Net unrealized gains (losses) on available-for-sale securities	Net unrealized (losses) gains on cash flow hedges	Unrealized components of defined benefit plans	Cumulative translation adjustment	Accumulated other comprehensive loss
	In millions
Balance at beginning of period	$6	$(26)	$(2,058)	$(670)	$(2,748)
Other comprehensive (loss) income before reclassifications	(1)	26	5	(43)	(13)
Reclassifications of losses into earnings	—	3	76	—	79
Tax provision	—	(2)	(18)	—	(20)
Balance at end of period	$5	$1	$(1,995)	$(713)	$(2,702)
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
Share Repurchase Program
For the nine months ended July 31, 2026, the Company repurchased and settled 16.5 million shares under its share repurchase program through open market repurchases. As of July 31, 2026, the Company’s unsettled open market repurchases were immaterial. Shares repurchased for the nine months ended July 31, 2026 were recorded as a $450 million reduction to stockholders’ equity. As of July 31, 2026, the Company had a remaining authorization of approximately $3.2 billion for future share repurchases.
Warrant
On July 2, 2026, the Company issued a warrant (the "Warrant") to Oracle Corp. ("Holder") to purchase up to an

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
aggregate of 4,156,466 shares of the Company’s common stock at an exercise price of $0.01 per share. The Warrant was issued in connection with the Holder entering into a strategic collaboration with the Company to deploy the Company’s networking solutions in the Holder’s AI data centers. The Warrant will vest and become exercisable in tranches, upon the achievement of specific milestones relating to purchases by the Holder and its affiliates of products and support from the Company. Subject to the terms of the Warrant, the Warrant is exercisable through June 25, 2029.
Note 13: Net Earnings (Loss) Per Share
The Company calculates basic EPS using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period.
The reconciliations of the numerators and denominators of each of the basic and diluted net EPS calculations were as follows:

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions, except per share amounts
Numerator:
Net earnings (loss) attributable to common stockholders - Basic	$1,511	$276	$2,529	$(205)
Plus: 7.625% Series C mandatory convertible preferred stock dividends	29	29	87	—
Net earnings (loss) - Diluted	$1,540	$305	$2,616	$(205)
Denominator:
Weighted-average shares used to compute basic net EPS	1,336	1,325	1,335	1,321
Dilutive effect of 7.625% Series C mandatory convertible preferred stock(1)	76	80	76	—
Dilutive effect of employee stock plans(1)	37	16	30	—
Weighted-average shares used to compute diluted net EPS	1,449	1,421	1,441	1,321
Net EPS:
Basic	$1.13	$0.21	$1.89	$(0.16)
Diluted	$1.06	$0.21	$1.82	$(0.16)
Anti-dilutive Share Count(1)(2):
Employee stock plans	—	18	—	55
7.625% Series C mandatory convertible preferred stock	—	—	—	78
Total anti-dilutive weighted-average stock	—	18	—	133

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
Note 14: Litigation, Contingencies, and Commitments
Litigation
HPE is involved in various lawsuits, claims, investigations and proceedings including those consisting of intellectual property, commercial, securities, employment, employee benefits, and environmental matters, which arise in the ordinary course of business. In addition, as part of the Separation and Distribution Agreement (the “Separation and Distribution Agreement”) entered into in connection with HPE’s spin-off from HP Inc. (formerly known as “Hewlett-Packard Company”) (the “Separation”), HPE and HP Inc. agreed to cooperate with each other in managing certain existing litigation related to both parties' businesses. The Separation and Distribution Agreement included provisions that allocate liability and financial

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
responsibility for pending litigation involving the parties, as well as provide for cross-indemnification of the parties against liabilities to one party arising out of liabilities allocated to the other party. The Separation and Distribution Agreement also included provisions that assign to the parties responsibility for managing pending and future litigation related to the general corporate matters of HP Inc. arising prior to the Separation. HPE records a liability when it believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both the probability of having incurred a liability and the estimated amount of the liability. HPE reviews these matters at least quarterly and adjusts these liabilities to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, HPE believes it has valid defenses with respect to legal matters pending against us. Nevertheless, cash flows or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies. HPE believes it has recorded adequate provisions for any such matters and, as of July 31, 2026, it was not reasonably possible that a material loss had been incurred in connection with such matters in excess of the amounts recognized in its financial statements.
Litigation, Proceedings, and Investigations
DOJ Action on the Proposed Acquisition of Juniper Networks. As previously disclosed, on January 9, 2024, the Company entered into the Merger Agreement with Juniper Networks and Jasmine Acquisition Sub, Inc., providing for the acquisition of Juniper Networks by HPE. On January 30, 2025, the Antitrust Division of the United States Department of Justice (“DOJ”) filed a complaint in the United States District Court for the Northern District of California, seeking to enjoin the closing of the Merger, alleging that the Merger is likely to substantially lessen competition in violation of Section 7 of the Clayton Act. On February 10, 2025, HPE and Juniper Networks filed answers to the DOJ’s complaint, disputing these claims. On June 27, 2025, HPE, Juniper, and the DOJ filed an Asset Preservation and Hold Separate Stipulation and Order (“Stipulation”) and Proposed Final Judgment with the Court. Pursuant to the Stipulation, HPE has agreed to divest its global Instant On campus and branch business. HPE also has agreed to grant up to two licenses to the Mist AIOps source code, with the licensees determined through an auction process. In exchange, the DOJ agreed to dismiss its action to enjoin the Merger, subject to the Court’s approval of the Proposed Final Judgment under the Antitrust Procedures and Penalties Act (the “Tunney Act”). On June 30, 2025, the Court signed the Stipulation, allowing the Merger to proceed to closing. On October 14, 2025, the Attorneys General of twelve states and the District of Columbia (the “Attorneys General”) filed a motion to intervene in the Court’s Tunney Act process. Following a November 18, 2025, hearing, the Court issued an order granting the Attorneys General’s motion to intervene and set a status conference for December 16, 2025, to determine next steps, including the scope of the Attorneys General’s intervention rights under the Tunney Act. On November 18, 2025, the Attorneys General filed a motion to hold separate, seeking to enjoin further integration and consolidation of HPE and Juniper during the pendency of the Tunney Act proceedings. Following a January 8, 2026, hearing, the Court denied the Attorneys General’s motion to hold separate, allowing further integration of the companies to proceed. The Tunney Act hearing was held on March 23, 2026, to determine whether the Court will approve the settlement between HPE and the DOJ. On August 12, 2026, the Court issued its ruling finding the settlement to be in the public interest and granting the Motion for Entry of Final Judgment.
India Directorate of Revenue Intelligence Proceedings. On April 30 and May 10, 2010, the India Directorate of Revenue Intelligence (the “DRI”) issued notices to Hewlett-Packard India Sales Private Ltd (“HP India”), a subsidiary of HP Inc., seven HP India employees and one former HP India employee alleging that HP India underpaid customs duties while importing products and spare parts into India and seeking to recover an aggregate of approximately $370 million, plus penalties. On April 11, 2012, the Bangalore Commissioner of Customs issued an order on the products-related notices affirming duties and penalties against HP India and the named individuals for approximately $386 million (plus interest). On April 20, 2012, the Commissioner issued an order on the spare parts-related notice affirming duties and penalties against HP India and certain of the named individuals for approximately $17 million. HP India filed appeals of the Commissioner’s orders before the Customs Tribunal. The Customs Department filed cross-appeals before the Customs Tribunal. On October 27, 2014, the Customs Tribunal commenced hearings on the cross-appeals of the Commissioner's orders. The Customs Tribunal rejected HP India's request to return the matter to the Commissioner on procedural grounds. After multiple delays and postponements over the last decade, the Customs Tribunal began hearing the parties’ cross-appeals on April 21, 2025. On June 29, 2026, the Bangalore Customs Tribunal issued its ruling (the “2026 Orders”). The Tribunal overturned several significant duty, interest, penalty and confiscation findings, and eliminated all individual penalties. The revised duty, interest and penalty amounts will be determined through a damage ruling by the Customs Authority. That ruling is expected no earlier than September 2026 and could be issued significantly later. The DRI is expected to appeal the 2026 Orders to the India Supreme Court. HP India has filed its own appeal. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HPE is financially responsible for 43% of HP India’s liability in this matter.

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
Autonomy-Related Legal Proceedings. In 2015, four HPE subsidiaries (Autonomy Corporation Limited, Hewlett Packard Vision BV, Autonomy Systems Limited, and Autonomy, Inc., hereinafter the “Claimants”) initiated civil proceedings in the U.K. High Court of Justice against two members of Autonomy’s former management, Michael Lynch and Sushovan Hussain, for breach of their fiduciary duties in causing Autonomy group companies to engage in improper transactions and accounting practices before and in connection with the 2011 acquisition of Autonomy. Trial concluded in January 2020. In May 2022, the court issued its liability judgment, finding that the Claimants had succeeded on substantially all claims against Messrs. Lynch and Hussain, and dismissing a counterclaim filed by Mr. Lynch. In February 2024, the court held a two-week trial on damages. The Claimants sought recovery for $4 billion in losses. In May 2025, Claimants reached an agreement with Mr. Hussain to resolve claims against him. On July 22, 2025, the court issued its ruling on the quantum of damages, finding that the Lynch estate owed £740 million. The court held a hearing during the week of November 17, 2025, addressing a number of matters including costs (including attorneys’ fees), pre-judgment interest, issues relating to the currency in which the judgment should be paid, and the Lynch Estate’s right to appeal discrete issues in the Court’s May 2022 liability judgment and its July 2025 quantum judgment. On March 24, 2026, the U.K. High Court entered a ruling that provides a total judgment against the Lynch Estate of approximately $1.24 billion when adding interest and currency effects. The judgment amount reflects an approximately $145 million offset for amounts previously recovered by HPE and does not include attorneys’ fees, which will be determined at a later time. The U.K. High Court also rejected the Estate’s request for permission to appeal the liability and damages judgments. On April 14, 2026, the Lynch Estate filed a request with the Court of Appeal for permission to appeal the liability and damages judgments. On August 25, 2026, the Court of Appeal denied the Lynch Estate’s request for permission to appeal on fourteen of the eighteen issues requested by the Lynch Estate. The issues on which the appeal will go forward relate primarily to the calculation of damages awarded by the U.K. High Court and the currency in which damages will be awarded. Pursuant to the terms of the 2015 Separation and Distribution Agreement, HP and HPE will share equally in any recovery.
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
In particular, the Company may become a party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or other federal, state or foreign laws and regulations addressing the clean-up of contaminated sites, and is and may in the future become a party to, or otherwise involved in, proceedings brought by private parties for contribution towards clean-up costs. The Company is also contractually obligated to make financial contributions to address actions related to certain environmental liabilities, both ongoing and arising in the future, pursuant to its Separation and Distribution Agreement with HP Inc.
Unconditional Purchase Obligations
As of July 31, 2026, the Company had unconditional purchase obligations, including long-term agreements, of approximately $30.4 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. Amounts payable under certain contracts with variable pricing provisions have been estimated primarily based on prevailing market prices for the underlying products as of the reporting date. These unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. The Company expects the commitments to total $4.2 billion, $11.6 billion, $4.4 billion, $4.2 billion, $4.0 billion, and $2.0 billion for fiscal years 2026, 2027, 2028, 2029, 2030, and thereafter, respectively.
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
The maximum potential future payments under performance guarantees and financing arrangements was $364 million as of July 31, 2026.
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
The financial discussion and analysis in the following MD&A compares the three and nine months ended July 31, 2026 to the comparable prior-year period and where appropriate, as of July 31, 2026, unless otherwise noted.
This MD&A is organized as follows:
•Trends and Uncertainties. A discussion of material events and uncertainties known to management, such as the mixed macroeconomic environment and heightening global trade restrictions, increased demand for and adoption of new technologies, supply chain constraints and related cost increases for certain components, increased inventory levels, the conservative (though recovering) customer spending environment, persistent inflation, foreign exchange pressures, recent tax developments, and competitive pricing pressures.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
TRENDS AND UNCERTAINTIES
During the first nine months of fiscal 2026, the effects of the evolving macroeconomic environment on demand for information technology products and supply for components persisted and certain significant developments impacted our operations, as follows:
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
Macroeconomic Uncertainty: The evolving macroeconomic environment has been impacting industry-wide demand, as customers have been taking longer to work through prior orders and continue to adopt a more strategic approach to discretionary IT spending. While this dynamic has been easing, it has, at times, resulted in uneven demand across our portfolio and geographies, particularly for certain of our hardware offerings, as customers have focused investments on modernizing infrastructure, such as migrating to cloud-based offerings. Additionally, there continues to be significant uncertainty surrounding the tariff environment and import/export regulations due to numerous factors, including but not limited to tariff imposition delays, changes to tariff rates and policies, tariff repeals and refunds, and enactment of reciprocally restrictive trade measures around the world. These have enhanced global trade uncertainty and contributed to higher prices of components and end products and services. While we have sought to mitigate these adverse impacts by relying on our global supply chain, implementing pricing measures, and securing sufficient supply in advance of orders, we nevertheless expect the current macroeconomic environment to continue with the potential to impact revenue and margin growth in the near term.
Supply Chain: We have experienced supply chain constraints for certain components, including graphics processing units (“GPUs”), accelerated processing units, solid-state drives (“SSDs”), and other memory components. We are affected by the worldwide shortage in memory components that began to impact the semiconductor industry throughout fiscal year 2026 primarily due to the accelerating growth in AI usage and demand and the related rapid expansion in AI data centers and compute refresh cycles. Throughout fiscal year 2026, we experienced supply chain constraints due to these component shortages and expect such dynamics to continue in the medium term as memory supply constraints may persist until memory vendors transition greater production allocations towards high performance memory components required by AI workloads. Additionally, logistics costs have been, and may continue to remain, high due to changes in trade policies and ongoing geopolitical uncertainties and tensions. We have experienced higher-than-normal inventory levels, primarily due to frequent component part updates, customers transitioning to the next generation of GPUs, our efforts to secure supply ahead of demand, and longer customer acceptance timelines on AI-related orders. In addition, our current efforts to secure memory components and SSDs in advance to meet forecasted demand may further increase our inventory levels in the medium term. While we have been working to reduce inventory, any or all of the aforementioned factors could contribute to sustained higher-than-normal levels and further uncertainty. The future remains uncertain due to the macroeconomic environment and dynamics discussed above, which have thus far impacted our ability to import and export components and finished products and increased our costs. We are taking actions through continued disciplined cost and pricing management and supply chain diversification to mitigate the impact of these dynamics. However, such actions may not fully mitigate any impact on our financial condition.
Recurring Revenue and Consumption Models: We continue to strengthen our core server and storage-oriented offerings and expand our offerings on the GreenLake cloud platform, to deliver our entire portfolio as-a-service (“aaS”) and become the edge-to-cloud company of choice for our customers and partners. We expect that such flexible consumption model will continue to strengthen our customer relationships and contribute to growth in recurring revenue.
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
The Internal Revenue Service (“IRS”) is conducting audits of our fiscal 2020 through 2022 U.S. federal income tax returns. During the first quarter of fiscal 2026, the IRS issued notices of proposed adjustments (“NOPAs”) for fiscal 2020, 2021, and 2022 relating to our intercompany transfer pricing. During the second quarter of fiscal 2026, we submitted a formal settlement offer to the IRS to facilitate the closing of the audit and recorded increased reserves for unrecognized tax benefits of $318 million. The impact of the increase in reserves is almost entirely offset with a valuation allowance release, and the net impact to income tax expense for the nine months ended July 31, 2026 was not material. It is reasonably possible that the IRS audit for fiscal 2020 through 2022 may be concluded in the next 12 months, and it is reasonably possible that existing unrecognized tax benefits related to these years may be reduced by an amount up to $366 million within the next 12 months; the majority of these unrecognized tax benefits are offset by adjustments to foreign tax credits that carry a full valuation allowance, which does not affect our effective tax rate.
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
Trade and Tariffs Update: On February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). During the three months ended July 31, 2026, we have received certain tariff refunds. We have also applied for and expect to receive more in the future. Such amounts received, and any such amounts applied for, are not nor do we expect they will be material to our financial statements or financial position. However, the ultimate availability, timing, and amount of any refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
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
The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
implementation of the Program. In connection with the Program, we incurred charges of $31 million and $84 million for the three and nine months ended July 31, 2026, respectively, and $2 million and $148 million for the three and nine months ended July 31, 2025, respectively.
In addition, the Company expects to achieve at least $600 million in cost savings from synergies by fiscal 2028, related to the integration of Juniper Networks. These synergies are expected to require approximately $800 million of investment, primarily tied to headcount, supply chain optimization, and portfolio rationalization. In connection with the integration of Juniper Networks, we incurred acquisition costs of $69 million and $300 million, for the three and nine months ended July 31, 2026, respectively.
Three months ended July 31, 2026 compared with three months ended July 31, 2025
Net revenue of $12.2 billion represented an increase of 33.7%, primarily due to an increase in the average selling price in the Cloud & AI segment, and higher revenue in the Networking segment from the Merger. The gross profit margin of 40.1% (or $4.9 billion) represents an increase of 10.9 percentage points from the prior-year period, primarily due to higher revenue in the Cloud & AI and Networking segments. The operating profit margin of 11.4% represents an increase of 8.7 percentage points from the prior-year period, primarily due to aforementioned gross margin improvement.
Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
Net revenue of $32.2 billion represented an increase of 30.8%, primarily due to higher revenue in the Networking segment from the Merger, and an increase in the average selling price in the Cloud & AI segment. The gross profit margin of 37.7% (or $12.1 billion) represents an increase of 8.7 percentage points from the prior-year period, primarily due to higher revenue in the Networking and Cloud & AI segments. The operating profit margin of 8.1% represents an increase of 9.8 percentage points from the prior-year period, primarily due to aforementioned gross margin improvement.
Financial Results
The following table summarizes our condensed consolidated GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2026	2025	Change	2026	2025	Change
	Dollars in millions, except per share amounts
Net revenue	$12,213	$9,136	33.7%	$32,192	$24,617	30.8%
Gross profit	$4,899	$2,672	83.3%	$12,139	$7,136	70.1%
Gross profit margin	40.1%	29.2%	10.9pts	37.7%	29.0%	8.7pts
Earnings (loss) from operations	$1,393	$247	464.0%	$2,610	$(429)	708.4%
Operating profit margin	11.4%	2.7%	8.7pts	8.1%	(1.7)%	9.8pts
Net earnings (loss) attributable to HPE	$1,540	$305	404.9%	$2,616	$(118)	N/M
Net earnings (loss) attributable to common stockholders	$1,511	$276	447.5%	$2,529	$(205)	N/M
Diluted net earnings (loss) per share attributable to common stockholders(1)	$1.06	$0.21	$0.85	$1.82	$(0.16)	$1.98
Cash flow provided by operations	$1,641	$1,305	$336	$4,229	$454	$3,775

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table summarizes our condensed consolidated non-GAAP financial results:

	For the three months ended July 31,			For the nine months ended July 31,
	2026	2025	Change	2026	2025	Change
	Dollars in millions, except per share amounts
Non-GAAP gross profit	$4,928	$2,732	80.4%	$12,268	$7,286	68.4%
Non-GAAP gross profit margin	40.4%	29.9%	10.5pts	38.1%	29.6%	8.5pts
Non-GAAP earnings from operations	$1,979	$777	154.7%	$4,584	$2,170	111.2%
Non-GAAP operating profit margin	16.2%	8.5%	7.7pts	14.2%	8.8%	5.4pts
Non-GAAP net earnings attributable to HPE	$1,610	$631	155.2%	$3,676	$1,860	97.6%
Non-GAAP net earnings attributable to common stockholders	$1,581	$602	162.6%	$3,589	$1,773	102.4%
Non-GAAP diluted net earnings per share attributable to common stockholders(1)	$1.11	$0.44	$0.67	$2.55	$1.32	$1.23
Free cash flow	$958	$790	$168	$2,581	$(934)	$3,515

N/M - Not meaningful
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
Dividends and Share Repurchase Program
Returning capital to our stockholders remains an important part of our capital allocation framework, which also consists of strategic investments. The holders of HPE common stock are entitled to receive dividends when and as declared by the Board of Directors. Our ability to pay dividends will depend on many factors, such as the Company’s financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in its debt, industry practice, legal requirements, regulatory constraints, and other factors that the Board of Directors deems relevant. Furthermore, so long as any share of our Preferred Stock remains outstanding, no dividend on shares of common stock (or any other class of stock junior to the Preferred Stock) shall be declared or paid unless all accumulated and unpaid dividends for all preceding dividend periods for the Preferred Stock have been declared and paid in full in cash, shares of the Company’s common stock or a combination thereof, or a sufficient sum of cash or number of shares of its common stock has been set apart for the payment of such dividends, on all outstanding shares of the Preferred Stock. During the third quarter of fiscal 2026, we paid a quarterly dividend of $0.1425 per share of common stock. On September 2, 2026, we declared a regular cash dividend of $0.1425 per share of our common stock, payable on or about October 16, 2026, to our holders of record as of the close of business on September 17, 2026. We also declared a cash dividend of $0.953125 per share of our 7.625% Series C Mandatory Convertible Preferred Stock, which was paid on September 1, 2026, to holders of record as of the close of business on August 15, 2026.
As of July 31, 2026, we had a remaining authorization of approximately $3.2 billion for future share repurchases.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
RESULTS OF OPERATIONS
Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended July 31,				For the nine months ended July 31,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
Net revenue	$12,213	100.0%	$9,136	100.0%	$32,192	100.0%	$24,617	100.0%
Cost of sales (exclusive of amortization shown separately below)	7,314	59.9	6,464	70.8	20,053	62.3	17,481	71.0
Gross profit	4,899	40.1	2,672	29.2	12,139	37.7	7,136	29.0
Research and development	1,158	9.5	622	6.8	2,824	8.8	1,637	6.6
Selling, general and administrative	1,962	16.1	1,496	16.4	5,490	17.1	4,062	16.5
Amortization of intangible assets	315	2.6	126	1.4	949	2.9	201	0.8
Impairment charges	—	—	—	—	—	—	1,361	5.5
Acquisition, disposition and other charges	71	0.6	181	2.0	266	0.8	304	1.2
Earnings (loss) from operations	1,393	11.4	247	2.7	2,610	8.1	(429)	(1.7)
Interest and other, net	(75)	(0.6)	8	0.1	(202)	(0.6)	86	0.3
Gain on sale of equity interest	444	3.6	—	—	444	1.4	—	—
Gain on sale of a business	—	—	1	—	—	—	245	1.0
Earnings from equity interests	—	—	32	0.4	42	0.1	74	0.3
Earnings (loss) before provision for taxes	1,762	14.4	288	3.2	2,894	9.0	(24)	(0.1)
(Provision) benefit for taxes	(222)	(1.8)	17	0.2	(278)	(0.9)	(94)	(0.4)
Net earnings (loss) attributable to HPE	1,540	12.6	305	3.3	2,616	8.1	(118)	(0.5)
Preferred stock dividends	(29)	(0.2)	(29)	(0.3)	(87)	(0.3)	(87)	(0.4)
Net earnings (loss) attributable to common stockholders	$1,511	12.4%	$276	3.0%	$2,529	7.9%	$(205)	(0.8)%

(1)Certain amounts may not add due to use of rounded numbers.
Three and nine months ended July 31, 2026 compared with the three and nine months ended July 31, 2025
Net revenue
For the three months ended July 31, 2026, total net revenue of $12.2 billion represented an increase of $3.1 billion, or 33.7%. U.S. net revenue increased by $0.5 billion, or 11.9%, to $4.8 billion, and net revenue from outside of the U.S. increased by $2.6 billion, or 52.9%, to $7.4 billion.
For the nine months ended July 31, 2026, total net revenue of $32.2 billion represented an increase of $7.6 billion, or 30.8%. U.S. net revenue increased by $2.5 billion, or 26.4%, to $12.1 billion, and net revenue from outside of the U.S. increased by $5.1 billion, or 33.5%, to $20.1 billion.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The components of the weighted net revenue change by segment were as follows:

	For the three months ended July 31, 2026	For the nine months ended July 31, 2026
	Percentage Points
Networking	13.6	18.2
Cloud & AI	20.0	12.6
Corporate Investments and Other	0.1	—
Total HPE	33.7	30.8
Three months ended July 31, 2026 compared with three months ended July 31, 2025
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Networking net revenue increased $1.2 billion, or 74.9%, primarily due to revenue attributable to Juniper Networks
•Cloud & AI net revenue increased $1.8 billion, or 25.4%, primarily due to an increase in the average selling price
Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
From a segment perspective, the primary factors contributing to the change in total net revenue are summarized as follows:
•Networking net revenue increased $4.5 billion, or 117.3%, primarily due to revenue attributable to Juniper Networks
•Cloud & AI net revenue increased $3.1 billion, or 15.4%, primarily due to an increase in the average selling price
Please refer to the section “Segment Information” further below for a discussion of our results of operations for each reportable segment.
Gross profit
For the three months ended July 31, 2026, the total gross profit margin of 40.1% represents an increase of 10.9 percentage points, as compared to the respective prior year period. For the nine months ended July 31, 2026, the total gross profit margin of 37.7% represents an increase of 8.7 percentage points, as compared to the respective prior year period. The increases were primarily due to the favorable mix of higher-margin revenues in the Cloud & AI and Networking segments and the acquisition of Juniper Networks.
Operating expenses
Research and development (“R&D”)
For the three months ended July 31, 2026, R&D expense increased by $536 million, or 86.2%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 80.0 percentage points to the change.
For the nine months ended July 31, 2026, R&D expense increased by $1,187 million, or 72.5%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 64.3 percentage points to the change.
Selling, general and administrative (“SG&A”)
For the three months ended July 31, 2026, SG&A expense increased by $466 million, or 31.1%, primarily due to higher variable employee costs and increased operating expenses associated with Juniper Networks, which contributed 24.7 percentage points to the change.
For the nine months ended July 31, 2026, SG&A expense increased by $1,428 million, or 35.2%, primarily due to increased operating expenses associated with Juniper Networks and higher variable employee costs, which contributed 28.8 percentage points to the change.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Amortization of intangible assets
For the three and nine months ended July 31, 2026, amortization of intangible assets increased by $189 million, or 150.0%, and $748 million, or 372.1%, respectively, primarily due to the amortization expense of the acquired intangibles as a result of the Merger.
Impairment charges
Impairment charges for the nine months ended July 31, 2025 represents a partial goodwill impairment charge of $1.4 billion, as it was determined that the fair value of the Cloud & AI (excluding Financial Services) reporting unit was below the carrying value of its net assets.
Acquisition, disposition and other charges
For the three and nine months ended July 31, 2026, acquisition, disposition and other charges decreased by $110 million or 60.8%, and $38 million or 12.5%, respectively, primarily due to higher costs incurred in connection with the Merger in prior year periods.
Interest and other, net
For the three months ended July 31, 2026, interest and other, net expense increased by $83 million, or 1,037.5%, primarily due to higher net interest expense of $51 million and the absence of a $52 million prior year gain related to the settlement to resolve claims solely against Sushovan Hussain in the ongoing Autonomy litigation.
For the nine months ended July 31, 2026, interest and other, net expense increased by $288 million, or 334.9%, primarily due to higher net interest expense of $283 million.
Gain on sale of equity interest
In May 2026, the Company sold the remaining equity interest in H3C and recognized a $444 million gain on sale.
Gain on sale of a business
On December 1, 2024, we completed the disposition of CTG. We received net proceeds of $210 million and recognized a gain of $245 million.
(Provision) benefit for taxes
For the three months ended July 31, 2026 and 2025, we recorded income tax expense of $222 million and income tax benefit of $17 million, respectively, which reflects an effective tax rate of 12.6% and (6.5)%, respectively. For the nine months ended July 31, 2026 and 2025, we recorded income tax expense of $278 million and $94 million, respectively, which reflects an effective tax rate of 9.6% and (359.9)%, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 21% due to favorable tax rates associated with certain earnings from our operations in lower tax jurisdictions throughout the world but is also impacted by discrete tax adjustments during each fiscal period. For the nine months ended July 31, 2025, the effective tax rate also included the effects of the non-deductible goodwill impairment.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Segment Results
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the three months ended July 31, 2026, as compared to the prior-year period:

	HPE Consolidated		Networking		Cloud & AI		Corporate Investments and Other
	Dollars in millions
Net revenue	$12,213		$2,893		$9,042		$278
Year-over-year change %	33.7%		74.9%		25.4%		3.0%
Gross profit as a % of net revenue	40.1%		59.5%		35.2%		8.6%
Earnings (loss) from operations(1)	$1,393		$637		$1,539		$(67)
Earnings (loss) from operations as a % of net revenue	11.4%		22.0%		17.0%		(24.1)%
Year-over-year change percentage points	8.7	pts	(0.1)	pts	10.0	pts	(17.1)	pts
The following table and ensuing discussion provide an overview of our key financial metrics by segment for the nine months ended July 31, 2026, as compared to the prior-year period:

	HPE Consolidated		Networking		Cloud & AI		Corporate Investments and Other
	Dollars in millions
Net revenue	$32,192		$8,289		$23,083		$820
Year-over-year change %	30.8%		117.3%		15.4%		1.4%
Gross profit as a % of net revenue	37.7%		60.5%		30.8%		17.6%
Earnings (loss) from operations(1)	$2,610		$1,858		$3,138		$(88)
Earnings (loss) from operations as a % of net revenue	8.1%		22.4%		13.6%		(10.7)%
Year-over-year change percentage points	9.8	pts	(2.7)	pts	6.3	pts	(6.5)	pts

(1)Segment earnings (loss) from operations exclude certain unallocated corporate costs and eliminations, amortization of intangible assets, stock-based compensation expense, acquisition, disposition, and other charges, and severance costs related to the cost reduction program.
Networking

	For the three months ended July 31,			For the nine months ended July 31,
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Networking net revenue:
Campus & Branch	$1,442	$1,101	31.0%	$3,991	$2,845	40.3%
Data Center Networking	382	180	112.2%	1,146	368	211.4%
Security	281	160	75.6%	809	386	109.6%
Routing	788	213	270.0%	2,343	215	N/M
Total Networking net revenue	2,893	1,654	74.9%	8,289	3,814	117.3%
Cost of sales	1,172	661	77.3%	3,277	1,478	121.7%
Gross profit	1,721	993	73.3%	5,012	2,336	114.6%
Operating expenses	1,084	628	72.6%	3,154	1,380	128.6%
Earnings from operations	$637	$365	74.5%	$1,858	$956	94.4%
Earnings from operations as a % of net revenue	22.0%	22.1%		22.4%	25.1%

N/M - Not meaningful

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Three months ended July 31, 2026 compared with three months ended July 31, 2025
Networking segment net revenue increased by $1,239 million, or 74.9%, primarily due to a $803 million, or 68.4%, increase in product revenue, and $436 million, or 90.8%, increase in service revenue. The increase in product and service revenue was primarily led by revenue attributable to Juniper Networks.
Networking segment gross profit increased by $728 million, or 73.3%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $511 million, or 77.3%, which was primarily attributable to Juniper Networks.
Networking segment earnings from operations increased by $272 million, or 74.5%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $456 million, or 72.6%. The increase in operating expenses was primarily attributable to Juniper Networks and higher variable employee costs.
Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
Networking segment net revenue increased by $4,475 million, or 117.3%, primarily due to a $2,832 million, or 102.7%, increase in product revenue, and $1,643 million, or 155.4%, increase in service revenue. The increase in product and service revenue was primarily led by revenue attributable to Juniper Networks.
Networking segment gross profit increased by $2,676 million, or 114.6%, primarily driven by increased net revenue as mentioned above. The increase was partially offset by higher cost of sales of $1,799 million, or 121.7%, which was primarily attributable to Juniper Networks.
Networking segment earnings from operations increased by $902 million, or 94.4%, primarily due to higher gross profit, which was partially offset by an increase in operating expenses of $1,774 million, or 128.6%. The increase in operating expenses was primarily attributable to Juniper Networks and higher variable employee costs.
Cloud & AI

	For the three months ended July 31,			For the nine months ended July 31,
	2026	2025	% Change	2026	2025	% Change
	Dollars in millions
Cloud & AI net revenue:
Server	$6,766	$5,000	35.3%	$16,452	$13,457	22.3%
Storage(1)	1,291	1,171	10.2%	3,527	3,374	4.5%
Financial Services	883	886	(0.3)%	2,663	2,615	1.8%
Other(2)	102	155	(34.2)%	441	548	(19.5)%
Total Cloud & AI net revenue	9,042	7,212	25.4%	23,083	19,994	15.4%
Cost of sales	5,859	5,535	5.9%	15,971	15,239	4.8%
Gross profit	3,183	1,677	89.8%	7,112	4,755	49.6%
Operating expenses	1,644	1,173	40.2%	3,974	3,290	20.8%
Earnings from operations	$1,539	$504	205.4%	$3,138	$1,465	114.2%
Earnings from operations as a % of net revenue	17.0%	7.0%		13.6%	7.3%

(1)    Storage includes revenue from GreenLake Flex and Software.
(2)    Other category includes intersegment revenue eliminations and third-party storage solutions.
Three months ended July 31, 2026 compared with three months ended July 31, 2025
Cloud & AI segment net revenue increased by $1.8 billion, or 25.4%, primarily due to an increase in Server net revenue. Server net revenue increased by $1.8 billion, or 35.3%, predominantly due to an increase in the average selling price. The increase in average selling price was primarily driven by commodity price increases, especially memory and SSDs.
Cloud & AI gross profit increased by $1.5 billion, or 89.8%, primarily driven by increased net revenue. This increase was due to favorable mix of higher-margin revenues.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Cloud & AI earnings from operations increased by $1.0 billion, or 205.4%, primarily driven by higher gross profit, partially offset by an increase in operating expenses of $0.5 billion, or 40.2%, primarily due to higher variable employee costs.
Nine months ended July 31, 2026 compared with nine months ended July 31, 2025
Cloud & AI segment net revenue increased by $3.1 billion, or 15.4%, primarily due to an increase in Server net revenue. Server net revenue increased by $3.0 billion, or 22.3%, predominantly due to an increase in the average selling price. The increase in average selling price was primarily driven by commodity price increases, especially memory and SSDs.
Cloud & AI gross profit increased by $2.4 billion, or 49.6%, primarily driven by increased net revenue. This increase was due to favorable mix of higher-margin revenues, partially offset by higher commodity and input costs.
Cloud & AI earnings from operations increased by $1.7 billion, or 114.2%, primarily driven by higher gross profit, partially offset by an increase in operating expenses of $0.7 billion, or 20.8%, primarily due to higher variable employee costs.
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
As of July 31, 2026, there have been no significant changes to our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended October 31, 2025.
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
Our cash balances are held in numerous locations throughout the world, with a substantial amount held outside the U.S. as of July 31, 2026. We utilize a variety of planning and financing strategies in an effort to ensure that our worldwide cash is available when and where it is needed.
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
In connection with the share repurchase program previously authorized by our Board of Directors, we repurchased and settled an aggregate amount of $447 million, during the first nine months of fiscal 2026. As of July 31, 2026, we had a remaining authorization of approximately $3.2 billion for future share repurchases. For more information on our share repurchase program, refer to the section entitled “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 2 of Part II.
On August 1, 2026, the Company completed the sale of its Telco Solutions business to HCLTech pursuant to the divestiture agreement announced on December 18, 2025.
In November 2025, we announced plans to divest our remaining investment in H3C’s issued share capital for approximately $1.4 billion. In May 2026, we completed the sale of our equity interest in H3C. For more information, see Note 7, “Acquisitions and Dispositions” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
Liquidity
Our cash, cash equivalents, restricted cash, total debt, and available borrowing resources were as follows:

	As of
	July 31, 2026	October 31, 2025
	In millions
Cash, cash equivalents and restricted cash	$6,278	$5,859
Total debt	20,244	22,365
Available borrowing resources	6,531	6,122
Commercial paper programs(1)	5,128	5,069
Uncommitted lines of credit(2)	$1,403	$1,053

(1)     The maximum borrowing amounts available under the commercial paper programs and revolving credit facility are $5.75 billion and $5.25 billion, respectively, as of both July 31, 2026 and October 31, 2025. The combined borrowings between both sources cannot exceed $5.75 billion.
(2)    The maximum aggregate capacity under the uncommitted lines of credit is $1.8 billion, of which $0.4 billion was primarily utilized towards issuances of bank guarantees.
The following tables represent the way in which management reviews cash flows:

	For the nine months ended July 31,
	2026	2025
	In millions
Net cash provided by operating activities	$4,229	$454
Net cash used in investing activities	(195)	(13,614)
Net cash (used in) provided by financing activities	(3,576)	2,743
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(39)	9
Change in cash, cash equivalents and restricted cash	$419	$(10,408)
Free cash flow	$2,581	$(934)
Operating Activities
For the nine months ended July 31, 2026, net cash provided by operating activities increased by $3.8 billion, as compared to the corresponding period in fiscal 2025. The increase was primarily due to the timing of vendor payments and higher net cash generated from operations.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Our working capital metrics and cash conversion impacts were as follows:

	As of			As of
	July 31, 2026	October 31, 2025	Change	July 31, 2025	October 31, 2024	Change	Y/Y Change
Days of sales outstanding in accounts receivable ("DSO")	46	49	(3)	56	38	18	(10)
Days of supply in inventory ("DOS")	145	89	56	100	120	(20)	45
Days of purchases outstanding in accounts payable ("DPO")	(169)	(108)	(61)	(121)	(170)	49	(48)
Cash conversion cycle	22	30	(8)	35	(12)	47	(13)
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
DSO measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average of net revenue. Compared to the corresponding three-month period in fiscal 2025, the decrease in DSO in the current period was primarily due to stronger collections.
DOS measures the average number of days from procurement to sale of our products. DOS is calculated by dividing ending inventory by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the increase in DOS in the current period was primarily due to higher inventory purchases to fulfill planned future shipments.
DPO measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average of cost of goods sold. Compared to the corresponding three-month period in fiscal 2025, the increase in DPO in the current period was primarily due to higher purchases to secure strategic component supply and fulfill backlog.
Investing Activities
For the nine months ended July 31, 2026, net cash used in investing activities decreased by $13.4 billion, as compared to the corresponding period in fiscal 2025. The decrease was primarily due to payments made in connection with the Juniper Networks acquisition, net of cash acquired of $12.3 billion in the prior-year period and proceeds from sale of equity interests in H3C of $1.4 billion during the current period.
Financing Activities
For the nine months ended July 31, 2026, net cash used in financing activities increased by $6.3 billion, as compared to the corresponding period in fiscal 2025. This increase was primarily due to higher repayments of debt of $3.0 billion, lower proceeds from debt, net of issuance costs of $2.8 billion and higher cash utilized for stock-based award activities and share repurchases of $0.5 billion, as compared to the prior-year period.
Free Cash Flow
Free cash flow (“FCF”) represents cash flow from operations less net capital expenditures (investments in property, plant and equipment (“PP&E”) and software assets less proceeds from the sale of PP&E), and adjusted for the effect of exchange rate fluctuations on cash, cash equivalents, and restricted cash. For the nine months ended July 31, 2026, FCF increased by $3.5 billion, as compared to the corresponding period in fiscal 2025. This was primarily due to higher cash provided by operating activities, as compared to the prior-year period. For more information on our FCF, refer to the section entitled “GAAP to non-GAAP Reconciliations” included in this MD&A.
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
Significant funding and liquidity activities for the nine months ended July 31, 2026 were as follows:
Debt Issuances:
•In March 2026, we issued multiple debt instruments, including: (i) $300 million of floating rate notes due March 23, 2028; (ii) $500 million of 4.5% Senior Notes due March 23, 2028; (iii) $600 million of 4.6% Senior Notes due March 23, 2029; and (iv) $600 million of 5.25% Senior Notes due April 1, 2033.
Debt Repayments:
•In May 2026, we repaid the remaining $750 million outstanding under the three-year delayed draw-down term loan credit facility.
•In April 2026, we repaid $750 million of 1.75% Senior Notes on their original maturity date.
•In March 2026, we prepaid $1.25 billion of the $2.0 billion outstanding balance under the three-year delayed draw term loan credit facility.
•In December 2025, we repaid $400 million of 1.20% Juniper Global Notes on their original maturity date.
•During the nine months ended July 31, 2026, we repaid $929 million of the outstanding asset-backed debt securities.
Cash Requirements and Commitments
Unconditional purchase obligations
As of July 31, 2026, unconditional purchase obligations totaled $30.4 billion, of which $4.2 billion is due within fiscal 2026. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction, as well as settlements that the Company has reached with third parties, requiring it to pay determined amounts over a specified period of time. Our unconditional purchase obligations are related principally to inventory purchases, software maintenance and support services and other items. Unconditional purchase obligations exclude agreements that are cancellable without penalty. Amounts payable under certain contracts with variable pricing provisions have been estimated primarily based on prevailing market prices for the underlying products as of the reporting date.
Retirement Benefit Plan Funding
For the remainder of fiscal 2026, we anticipate making contributions of approximately $67 million to our non-U.S. pension plans. Our policy is to fund our pension plans so that we meet at least the minimum contribution requirements, as established by various authorities including local government and tax authorities.
Cost Savings Plans
The Program is expected to be implemented through fiscal year 2026. The estimates of the duration of the Program, the charges and expenditures that we expect to incur in connection therewith, and the timing thereof are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from estimates. In connection with the integration of Juniper Networks, we expect to incur costs by fiscal year 2028 to achieve synergies, actual costs incurred may differ from estimates. As of July 31, 2026, we expect to make future cash payments of approximately $630 million in connection with the cost savings plans, which includes $30 million expected to be paid through the remainder of fiscal 2026 and $600 million expected to be paid thereafter.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Uncertain Tax Positions
As of July 31, 2026, we had approximately $412 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. These liabilities and related interest and penalties include $10 million expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these obligations would result from settlements with taxing authorities. For more information on our uncertain tax positions, see Note 4, “Taxes on Earnings” to the Condensed Consolidated Financial Statements in Item 1 of Part I.
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
GAAP to non-GAAP Reconciliations
The following tables provide a reconciliation of each non-GAAP financial measure to the most directly comparable GAAP financial measure for the periods presented:
Reconciliation of GAAP gross profit and gross profit margin to non-GAAP gross profit and gross profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP net revenue	$12,213	100%	$9,136	100%	$32,192	100%	$24,617	100%
GAAP cost of sales	7,314	59.9%	6,464	70.8%	20,053	62.3%	17,481	71.0%
GAAP gross profit	4,899	40.1%	2,672	29.2%	12,139	37.7%	7,136	29.0%
Non-GAAP adjustments
Stock-based compensation expense	18	0.1%	10	0.1%	65	0.2%	40	0.2%
Acquisition, disposition and other charges	(3)	—%	50	0.5%	37	0.1%	47	0.2%
Cost reduction program	14	0.1%	—	—%	27	0.1%	46	0.2%
H3C divestiture related severance costs	—	—%	—	—%	—	—%	17	0.1%
Non-GAAP gross profit	$4,928	40.4%	$2,732	29.9%	$12,268	38.1%	$7,286	29.6%

(1)Certain amounts may not add due to use of rounded numbers.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP earnings (loss) from operations and operating profit margin to non-GAAP earnings from operations and operating profit margin.

	For the three months ended July 31,				For the nine months ended July 31,
	2026		2025		2026		2025
	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)	Dollars	% of Revenue(1)
	Dollars in millions
GAAP earnings (loss) from operations	$1,393	11.4%	$247	2.7%	$2,610	8.1%	$(429)	(1.7)%
Non-GAAP Adjustments:
Amortization of intangible assets	315	2.6%	126	1.4%	949	2.9%	201	0.8%
Impairment charges	—	—%	—	—%	—	—%	1,361	5.5%
Stock-based compensation expense	165	1.4%	177	1.9%	599	1.9%	447	1.8%
H3C divestiture related severance costs	—	—%	—	—%	—	—%	97	0.4%
Cost reduction program	31	0.3%	2	—%	84	0.3%	148	0.6%
Acquisition, disposition and other charges	75	0.6%	225	2.5%	342	1.1%	345	1.4%
Non-GAAP earnings from operations	$1,979	16.2%	$777	8.5%	$4,584	14.2%	$2,170	8.8%

(1)Certain amounts may not add due to use of rounded numbers.

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Reconciliation of GAAP net earnings (loss) and diluted net EPS to non-GAAP net earnings and diluted net EPS.

	For the three months ended July 31,				For the nine months ended July 31,
	2026		2025		2026		2025
	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)	Dollars	Diluted Net EPS(1)(2)
	Dollars in millions except per share amounts
GAAP net earnings (loss) attributable to common stockholders	$1,511		$276		$2,529		$(205)	$(0.16)
Preferred stock dividends	29		29		87		87
GAAP net earnings (loss) attributable to HPE	1,540	$1.06	305	$0.21	2,616	$1.82	(118)
Non-GAAP Adjustments:
Amortization of intangible assets	315	0.22	126	0.09	949	0.66	201	0.15
Impairment charges	—	—	—	—	—	—	1,361	1.03
Stock-based compensation expense	165	0.11	177	0.12	599	0.42	447	0.34
Gain on sale of a business	—	—	(1)	—	—	—	(245)	(0.19)
H3C divestiture related severance costs	—	—	—	—	—	—	97	0.07
Cost reduction program	31	0.02	2	—	84	0.06	148	0.11
Acquisition, disposition and other charges	75	0.05	225	0.17	342	0.24	345	0.26
Gain on sale of equity interest	(444)	(0.31)	—	—	(444)	(0.31)	—	—
Adjustments for equity interests	—	—	—	—	(42)	(0.03)	—	—
Litigation judgment	—	—	(52)	(0.04)	—	—	(52)	(0.04)
Loss (gain) on equity investments, net	—	—	1	—	(11)	(0.01)	(8)	—
Other adjustments(3)	(32)	(0.02)	(24)	(0.02)	(97)	(0.07)	(82)	(0.06)
Adjustments for taxes	(40)	(0.02)	(128)	(0.09)	(320)	(0.23)	(234)	(0.19)
Non-GAAP net earnings attributable to HPE(4)	1,610	$1.11	631	$0.44	3,676	$2.55	1,860	$1.32
Preferred stock dividends	(29)		(29)		(87)		(87)
Non-GAAP net earnings attributable to common stockholders	$1,581		$602		$3,589		$1,773

(1) The impact of dilutive effect of employee stock plans is calculated under the treasury stock method, and the impact of dilutive effect of the Preferred Stock is calculated under the if-converted method. See Note 13 “Net Earnings (Loss) Per Share”, to the Condensed Consolidated Financial Statements in Item 1 of Part I for further information.
(2)    The diluted net EPS adjustment includes the impact to Non-GAAP net earnings attributable to HPE for the dilutive effect of preferred stock.
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

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Shares used to calculate Non-GAAP diluted net EPS.

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Weighted-average shares used to compute basic net EPS	1,336	1,325	1,335	1,321
Dilutive effect of 7.625% Series C mandatory convertible preferred stock	76	80	76	78
Dilutive effect of employee stock plans	37	16	30	14
Weighted-average shares used to compute Non-GAAP diluted net EPS	1,449	1,421	1,441	1,413
Reconciliation of net cash provided by operating activities to free cash flow.

	For the three months ended July 31,		For the nine months ended July 31,
	2026	2025	2026	2025
	In millions
Net cash provided by operating activities	$1,641	$1,305	$4,229	$454
Investment in property, plant and equipment and software assets	(745)	(576)	(1,897)	(1,651)
Proceeds from sale of property, plant and equipment	92	90	288	254
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30)	(29)	(39)	9
Free cash flow	$958	$790	$2,581	$(934)
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
•In the second quarter of fiscal 2025, we recorded a non-cash impairment charge for the goodwill associated with our Cloud & AI (excluding Financial Services) reporting unit. HPE believes that this non-cash charge does not reflect the Company’s operating results and is not indicative of the underlying performance of the business. HPE excludes these charges for purposes of calculating these non-GAAP measures to facilitate the evaluation of HPE’s current operating performance and comparisons to HPE’s operating performance in other periods. Although this does not directly affect our cash position, the loss in value of goodwill over time can have a material impact on the equivalent GAAP earnings measure.
Non-GAAP net earnings attributable to HPE, non-GAAP net earnings attributable to common stockholders, and non-GAAP diluted net earnings per share attributable to common stockholders consist of net earnings or diluted net earnings per

Table of Content
HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
share excluding those same charges mentioned above, as well as other items such as gain on sale of a business, gain on sale of equity interest, adjustments for equity interests, gain or loss on equity investments, litigation judgments, other adjustments, and adjustments for taxes. Non-GAAP net earnings attributable to HPE and non-GAAP diluted net earnings per share attributable to common stockholders includes preferred stock dividends added back to non-GAAP net earnings attributable to HPE. The Adjustments for taxes line item includes the impact of tax law changes, structural rate adjustment, excess tax benefit from stock-based compensation, and adjustments for additional taxes or tax benefits associated with each non-GAAP item. In addition to the items previously explained, management excludes these items for the following reasons:
•Gain on sale of a business represents the gain associated with certain disposal activities. On December 1, 2024, we completed the disposition of CTG. We consider this divestiture to be a discrete event and believe eliminating this adjustment for the purposes of calculating non-GAAP measures facilitates the evaluation of our current operating performance.
•Beginning in fiscal 2026, we excluded reporting H3C earnings in our non-GAAP results due to the divestiture of our H3C investment. In May 2026, the Company sold its remaining equity interest in H3C, which resulted in a gain of $444 million and is included in the fiscal 2026 adjustment Gain on sale of equity interest. We believe that eliminating these amounts for purposes of calculating non-GAAP financial measures facilitates the evaluation of our current operating performance.
•In the third quarter of fiscal 2025, HPE received $52 million from a settlement to resolve claims solely against Sushovan Hussain, in the ongoing Autonomy litigation. We exclude the litigation judgment for purposes of calculating non-GAAP measures to facilitate the evaluation of our current operating performance and comparisons to our operating performance in other periods.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended July 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information with respect to this item may be found in Note 14, “Litigation, Contingencies, and Commitments”.
Item 1A. Risk Factors.
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal period ended October 31, 2025, and Part II, Item IA, “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal period ended April 30, 2026, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
On July 2, 2026, we issued a warrant (the "Warrant") to Oracle Corp. ("Holder") to purchase up to an aggregate of 4,156,466 shares of our common stock at an exercise price of $0.01 per share. The Warrant was issued in connection with the Holder entering into a strategic collaboration with us to deploy our networking solutions in the Holder’s AI data centers. The Warrant will vest and become exercisable in tranches, upon the achievement of specific milestones relating to purchases by the Holder and its affiliates of products and support from us. Subject to the terms of the Warrant, the Warrant is exercisable through June 25, 2029.

We believe this issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. Appropriate legends were placed upon the Warrant issued in this transaction.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased and Settled	Average Price Paid per Share	Total Number of Shares Purchased and Settled as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
	In thousands, except per share amounts
Month 1 (May 2026)	283	$29.20	283	$3,291,804
Month 2 (June 2026)	1,185	48.25	1,185	3,234,637
Month 3 (July 2026)	1,520	46.02	1,520	$3,164,671
Total	2,988	$45.31	2,988
As of July 31, 2026, the Company had a remaining authorization of approximately $3.2 billion for future share repurchases.
Item 5. Other Information
Trading Plans
During the fiscal quarter ended July 31, 2026, the following trading plans were adopted or terminated by our directors or officers, as applicable:

Name & Title	Date of Adoption / Termination	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased/Sold Pursuant to Trading Arrangement	Duration of Plan(2)
Kirt Karros	Adopted June 29, 2026	Rule 10b5-1 Trading Arrangement	Up to 87,523 shares to be sold	December 9, 2026-March 15, 2027
Senior Vice President, Treasurer, Head of Corporate Development
Neil MacDonald	Adopted June 29, 2026	Rule 10b5-1 Trading Arrangement	Up to 296,575 shares to be sold	November 3, 2026-December 31, 2026
Executive Vice President, President and General Manager, Server
Marie Myers	Adopted June 26, 2026	Rule 10b5-1 Trading Arrangement	Up to 109,069 shares to be sold	December 8, 2026-December 31, 2026
Executive Vice President, Chief Financial Officer
Antonio Neri(3)	Adopted June 4, 2026	Rule 10b5-1 Trading Arrangement	Up to 750,000 shares to be sold	September 3, 2026-December 31, 2026
President and Chief Executive Officer
Rami Rahim(4)	Adopted June 30, 2026	Rule 10b5-1 Trading Arrangement	Up to 310,000 shares to be sold	September 29, 2026-May 14, 2027
Executive Vice President, President and General Manager, Networking

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
(3)    The Rule 10b5-1 Trading Arrangement is for the Antonio Neri Revocable Trust.
(4)    The Rule 10b5-1 Trading Arrangement is for the Rahim Family Inter Vivos Trust DTD 02/28/25.
Item 6. Exhibits.
The Exhibit Index beginning on page 64 of this report sets forth a list of exhibits.

HEWLETT PACKARD ENTERPRISE COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2.1	Separation and Distribution Agreement, dated as of October 31, 2015, by and among Hewlett-Packard Company, Hewlett Packard Enterprise Company and the Other Parties Thereto	8-K	001-37483	2.1	November 5, 2015
2.2	Transition Services Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.2	November 5, 2015
2.3	Employee Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.4	November 5, 2015
2.4	Real Estate Matters Agreement, dated as of October 31, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.5	November 5, 2015
2.5	Master Commercial Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and Hewlett Packard Enterprise Company	8-K	001-37483	2.6	November 5, 2015
2.6	Information Technology Service Agreement, dated as of November 1, 2015, by and between Hewlett-Packard Company and HP Enterprise Services, LLC	8-K	001-37483	2.7	November 5, 2015
2.7	Agreement and Plan of Merger, dated as of May 24, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	May 26, 2016
2.8	Separation and Distribution Agreement, dated as of May 24, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	May 26, 2016
2.9	Agreement and Plan of Merger, dated as of September 7, 2016, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., Micro Focus International plc, Seattle Holdings, Inc. and Seattle MergerSub, Inc.	8-K	001-37483	2.1	September 7, 2016
2.10	Separation and Distribution Agreement, dated as of September 7, 2016, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 7, 2016
2.11	First Amendment to the Agreement and Plan of Merger, dated as of November 2, 2016, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., New Everett Merger Sub Inc., Computer Sciences Corporation, and Everett Merger Sub, Inc.	8-K	001-37483	2.1	November 2, 2016
2.12	First Amendment to the Separation and Distribution Agreement, dated as of November 2, 2016, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-37483	2.2	November 2, 2016
2.13	Tax Matters Agreement, dated March 31, 2017, by and among Hewlett Packard Enterprise Company, Everett SpinCo, Inc., and Computer Sciences Corporation	8-K	001-38033	2.2	April 6, 2017
2.14	IP Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Everett SpinCo, Inc.	8-K	001-38033	2.3	April 6, 2017
2.15	Transition Services Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.4	April 6, 2017

2.16	Real Estate Matters Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.5	April 6, 2017
2.17	Fourth Amendment to the Separation and Distribution Agreement, dated March 31, 2017, by and between Hewlett Packard Enterprise Company and Everett SpinCo, Inc.	8-K	001-38033	2.6	April 6, 2017
2.18	Tax Matters Agreement, dated September 1, 2017, by and among Hewlett Packard Enterprise Company, Seattle SpinCo, Inc., and Micro Focus International plc	8-K	001-37483	2.1	September 1, 2017
2.19	Intellectual Property Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company, Hewlett Packard Enterprise Development LP, and Seattle SpinCo, Inc.	8-K	001-37483	2.2	September 1, 2017
2.20	Transition Services Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.3	September 1, 2017
2.21	Real Estate Matters Agreement, dated September 1, 2017, by and between Hewlett Packard Enterprise Company and Seattle SpinCo, Inc.	8-K	001-37483	2.4	September 1, 2017
3.1	Registrant's Restated Certificate of Incorporation	8-K	001-37483	3.2	April 12, 2024
3.2	Registrant's Second Amended and Restated Bylaws effective September 27, 2023	8-K	001-37483	3.1	September 28, 2023
3.3	Certificate of Designation of Series A Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.1	March 20, 2017
3.4	Certificate of Designation of Series B Junior Participating Redeemable Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.2	March 20, 2017
3.5	Corrected Certificate of Designations of 7.625% Series C Mandatory Convertible Preferred Stock of Hewlett Packard Enterprise Company	8-K	001-37483	3.8	December 19, 2024
4.1	Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	001-37483	4.1	October 13, 2015
4.2	Sixth Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.200% notes due 2035 (including the form of 6.200% notes due 2035)	8-K	001-37483	4.7	October 13, 2015
4.3	Seventh Supplemental Indenture, dated as of October 9, 2015, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company's 6.350% notes due 2045 (including the form of 6.350% notes due 2045)	8-K	001-37483	4.8	October 13, 2015
4.4	Twenty-First Supplemental Indenture, dated as of June 14, 2023, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2028 (including the form of 5.250% notes due 2028)	8-K	001-37483	4.3	June 14, 2023
4.5	Twenty-Second Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.450% notes due 2026 (including the form of 4.450% notes due 2026)	8-K	001-37483	4.2	September 26, 2024

4.6	Twenty-Third Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2027 (including the form of 4.400% notes due 2027)	8-K	001-37483	4.3	September 26, 2024
4.7	Twenty-Fourth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.550% notes due 2029 (including the form of 4.550% notes due 2029)	8-K	001-37483	4.4	September 26, 2024
4.8	Twenty-Fifth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.850% notes due 2031 (including the form of 4.850% notes due 2031)	8-K	001-37483	4.5	September 26, 2024
4.9	Twenty-Sixth Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.000% notes due 2034 (including the form of 5.000% notes due 2034)	8-K	001-37483	4.6	September 26, 2024
4.10	Twenty-Seventh Supplemental Indenture, dated as of September 26, 2024, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.600% notes due 2054 (including the form of 5.600% notes due 2054)	8-K	001-37483	4.7	September 26, 2024
4.11	Twenty-Eighth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.050% notes due 2027 (including the form of 4.050% notes due 2027)	8-K	001-37483	4.2	September 15, 2025
4.12	Twenty-Ninth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.3	September 15, 2025
4.13	Thirtieth Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.150% notes due 2028 (including the form of 4.150% notes due 2028)	8-K	001-37483	4.4	September 15, 2025
4.14	Thirty-First Supplemental Indenture, dated as of September 15, 2025, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.400% notes due 2030 (including the form of 4.400% notes due 2030)	8-K	001-37483	4.5	September 15, 2025

4.15	Thirty-Second Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s floating rate notes due 2028 (including the form of floating rate notes due 2028)	8-K	001-37483	4.2	March 23, 2026
4.16	Thirty-Third Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.500% notes due 2028 (including the form of 4.500% notes due 2028)	8-K	001-37483	4.3	March 23, 2026
4.17	Thirty-Fourth Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 4.600% notes due 2029 (including the form of 4.600% notes due 2029)	8-K	001-37483	4.4	March 23, 2026
4.18	Thirty-Fifth Supplemental Indenture, dated as of March 23, 2026, between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Hewlett Packard Enterprise Company’s 5.250% notes due 2033 (including the form of 5.250% notes due 2033)	8-K	001-37483	4.5	March 23, 2026
4.19	Form of Subordinated Indenture between Hewlett Packard Enterprise Company and The Bank of New York Mellon Trust Company, N.A., as Trustee	S-3ASR	333-222102	4.5	December 15, 2017
4.20	Form of 7.625% Series C Mandatory Convertible Preferred Stock (included in Exhibit 3.1 to the Registrant’s Form 8-K filed on September 13, 2024, which is incorporated by reference)	8-K	001-37483	3.1	September 13, 2024
4.21	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37483	4.18	December 19, 2024
4.22	Indenture, dated March 3, 2011, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	333-288473	4.16	September 4, 2025
4.23	First Supplemental Indenture, dated as of March 3, 2011,between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 5.950% senior notes due 2041)	10-Q	333-288473	4.17	September 4, 2025
4.24	Sixth Supplemental Indenture, dated as of August 26, 2019, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 3.750% senior notes due 2029)	10-Q	333-288473	4.18	September 4, 2025
4.25	Seventh Supplemental Indenture, dated as of December 10, 2020, by and between Juniper Networks, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the form of note for Juniper Networks, Inc.'s 1.200% senior notes due 2025 and 2.000 senior notes due 2030)	10-Q	333-288473	4.19	September 4, 2025
10.1	Hewlett Packard Enterprise Company 2015 Stock Incentive Plan (amended and restated January 25, 2017)*	8-K	001-37483	10.1	January 30, 2017
10.2	Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-255839	4.4	May 6, 2021
10.3	Amendment No. 1 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	S-8	333-265378	4.7	June 2, 2022

10.4	Amendment No. 2 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 6, 2023
10.5	Amendment No. 3 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 12, 2024
10.6	Amendment No 4 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 4, 2025
10.7	Amendment No 5 to the Hewlett Packard Enterprise Company 2021 Stock Incentive Plan*	8-K	001-37483	10.1	April 3, 2026
10.8	Hewlett Packard Enterprise Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-12B/A	001-37483	10.4	September 28, 2015
10.9	Hewlett Packard Enterprise Grandfathered Executive Deferred Compensation Plan*	S-8	333-207679	4.4	October 30, 2015
10.10	Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.3	November 1, 2017
10.11	Amendment to the Cloud Technology Partners, Inc. 2011 Equity Incentive Plan*	S-8	333-221254	4.4	November 1, 2017
10.12	Plexxi Inc. 2011 Stock Plan*	S-8	333-226181	4.3	July 16, 2018
10.13	Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (as amended and restated on July 18, 2018, effective as of October 8, 2015)*	10-Q	001-37483	10.29	September 4, 2018
10.14	Amendment No. 1 to the Hewlett Packard Enterprise Company 2015 Employee Stock Purchase Plan (effective as of April 2, 2025)*	8-K	001-37483	10.2	April 4, 2025
10.15	Hewlett Packard Enterprise Executive Deferred Compensation Plan (as amended and restated December 1, 2018)*	10-K	001-37483	10.27	December 12, 2018
10.16	First Amendment to the Hewlett Packard Enterprise Company Severance and Long-Term Incentive Change in Control Plan for Executive Officers*	10-K	001-37483	10.29	December 12, 2018
10.17	BlueData Software Inc. 2012 Stock Incentive Plan*	S-8	333-229449	4.3	January 31, 2019
10.18	Termination and Mutual Release Agreement dated as of October 30, 2019 by and between HP Inc. and Hewlett Packard Enterprise Company	10-K	001-37483	10.31	December 13, 2019
10.19	Aircraft Time Sharing Agreement, dated as of December 13, 2019, between Hewlett Packard Enterprise and Antonio Neri*	10-Q	001-37483	10.32	March 9, 2020
10.20	Silver Peak Systems, Inc. 2014 Equity Incentive Plan, as amended*	S-8	333-249731	4.4	October 29, 2020
10.21	2021 Stock Incentive Plan – Form of Restricted Stock Units Grant Agreement*	10-K	001-37483	10.30	December 10, 2021
10.22	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2022)*	10-K	001-37483	10.31	December 8, 2022
10.23	2021 Stock Incentive Plan - Form of Non-Employee Director Restricted Stock Units Grant Agreement (for grants beginning April 2023)*	10-Q	001-37483	10.32	June 2, 2023
10.24	OpsRamp, Inc. 2014 Equity Incentive Plan*	10-Q	001-37483	10.33	June 2, 2023
10.25	Put Share Purchase Agreement, dated May 26, 2023, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.34	June 2, 2023
10.26	2021 Stock Incentive Plan - Form of Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.34	December 22, 2023

10.27	2021 Stock Incentive Plan - Form of Performance-Adjusted Restricted Stock Units Grant Agreement (for grants beginning December 2023)*	10-K	001-37483	10.35	December 22, 2023
10.28	Amended and Restated Put Share Purchase Agreement, dated May 24, 2024, among H3C Holdings Limited, Izar Holding Co., and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.37	September 5, 2024
10.29	Agreement on Subsequent Arrangements, dated May 24, 2024, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-Q	001-37483	10.38	September 5, 2024
10.30	Five-Year Credit Agreement, dated as of September 12, 2024, among Hewlett Packard Enterprise Company, the Borrowing Subsidiaries from time to time party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Processing Agent and Co-Administrative Agent, and Citibank, N.A., as Co-Administrative Agent.	8-K	001-37483	10.1	September 12, 2024
10.31	HPE Offer Letter to Rami Rahim, dated as of January 9, 2024 (certain schedules and exhibits omitted pursuant to Regulation S-K Item 601(a)(5))*	10-Q	333-288473	10.35	September 4, 2025
10.32	Juniper Networks, Inc. 2015 Equity Incentive Plan, as amended and restated*	S-8	333-288473	4.3	July 2, 2025
10.33	128 Technology, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.4	July 2, 2025
10.34	Apstra, Inc. Amended and Restated 2014 Equity Incentive Plan*	S-8	333-288473	4.5	July 2, 2025
10.35	Mist Systems, Inc. 2014 Equity Incentive Plan*	S-8	333-288473	4.6	July 2, 2025
10.36	Juniper Networks, Inc. Deferred Compensation Plan*	S-8	333-288473	4.7	July 2, 2025
10.37	Form of Stock Option Agreement effective as of May 19, 2015*	10-Q	333-288473	10.35	September 4, 2025
10.38	Amended and Restated Juniper Networks, Inc. Form of Restricted Stock Unit Agreement effective as of December 1, 2021*	10-Q	333-288473	10.42	September 4, 2025
10.39	Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated July 16, 2025	8-K	001-37483	10.1	July 16, 2025
10.40	Amendment to Cooperation Agreement, between Hewlett Packard Enterprise Company, Elliott Investment Management L.P., Elliott Associates, L.P., and Elliott International, L.P., dated May 29, 2026‡
10.41	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.44	December 12, 2025
10.42	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Shenzhen Zhaohua Information and Communication Technology Phase I Private Equity Investment Fund Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.45	December 12, 2025

10.43	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Xinhua Zhilian Equity Investment Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.46	December 12, 2025
10.44	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and China CITIC Financial Asset Management Co., Ltd. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.47	December 12, 2025
10.45	Share Purchase Agreement, dated November 17, 2025, between H3C Holdings Limited and Beijing Changshi Zhihua Equity Investment Co., Ltd (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.48	December 12, 2025
10.46	Side Letter, dated November 17, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.49	December 12, 2025
10.47	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Unisplendour International Technology Limited (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.50	December 12, 2025
10.48	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Hefei Huaxin Mingzhu Equity Investment Partnership L.P. (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.51	December 12, 2025
10.49	Share Purchase Agreement, dated November 28, 2025, between H3C Holdings Limited and Ningbo Yongning Yinshu Venture Capital Partnership (Limited Partnership) (certain schedules, exhibits, and portions omitted pursuant to Regulation S-K Item 601(a)(5) and Item 601(b)(10)(iv))	10-K	001-37483	10.52	December 12, 2025
19	Insider Trading Policy	10-K	001-37483	19	December 19, 2024
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
97	Hewlett Packard Enterprise Company Dodd-Frank Clawback Policy	10-K	001-37483	97	December 22, 2023
101.INS	Inline XBRL Instance Document‡
101.SCH	Inline XBRL Taxonomy Extension Schema Document‡
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document‡
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document‡
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document‡

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: September 3, 2026